Form 10QSB
period 1999-03-31
NEWCO ALASKA INC
filed 1999-05-12
CIK 1077762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB


(Mark one)

[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999.

                                      OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission file number    333-72049


                              NEWCO ALASKA, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELEWARE                                 93-0166346
     ------------------------                 ---------------------
     (State of Incorporation)                     (IRS Employer
                                              Identification Number)


                                331 Dock Street
                            Ketchikan, Alaska 99901
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)


                                (907) 228-4219
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [ ] No[X ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      -0- shares of common stock as of March 31, 1999

      Transitional Small Business disclosure format (check one):

      Yes [ ] No[X ]

                              NEWCO ALASKA, INC.

                                  FORM 10-QSB

                                MARCH 31, 1999

                                     INDEX


PART I - FINANCIAL INFORMATION                                   PAGE REFERENCE

Item 1: Financial Statements

      Consolidated Balance Sheets of First Bancorp, Inc. -
            March 31, 1999 and December 31, 1998                       4

      Consolidated  Statements  of Income  First  Bancorp,
            Inc.- three months ended March 31, 1999                    5

      Consolidated  Statements of Changes in Shareholders'
            Equity of First Bancorp,  Inc. - twelve months
            ended December 31, 1998 and three months ended
            March 31, 1999                                             6

      Consolidated  Statements  of  Cash  Flows  of  First
            Bancorp,  Inc.- three  months  ended March 31,
            1999                                                       7

      Notes to consolidated financial statements                       8

Item 2:  Management Discussion and Analysis of Financial  Condition
       and Results of Operations                                      11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                             18

Signatures                                                            18



Explanatory Note:

      Newco Alaska, Inc. ("Registrant") was incorporated on January 7, 1999 solely for the purpose of effecting a reorganization of First Bancorp, Inc., Ketchikan, Alaska, as a subchapter S corporation. Pursuant to an Agreement and Plan of Reorganization dated March 15, 1999, First Bancorp would merge with and into the Registrant, with the Registrant being the surviving corporation under the name "First Bancorp, Inc.". In the reorganization Newco will issue shares of its common stock and cash in exchange for all of the outstanding shares of First Bancorp common stock. Newco Alaska registered the shares to be issued in the reorganization pursuant to a registration statement on Form S-4 (file Number 333-72049). As of March 31, 1999, Newco Alaska had no assets or liabilities and no operations. The reorganization, which has not been consummated as of the date of this report, was approved by First Bancorp shareholders at the annual shareholders meeting held on April 15, 1999, and is currently subject to regulatory approvals by the Board of Governors of the Federal Reserve System and the State of Alaska, Division of Banking.

      As the registration statement became effective during the period covered by this report, Newco Alaska is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 under Section 15(d) thereof. As Newco Alaska is and was a shell corporation with no assets, revenues or operations, the information provided in the registration statement relates solely to First Bancorp, Inc. Accordingly, the information provided herein relates solely to First Bancorp, Inc. and is intended to update the information previously filed in the registration statement.

Consolidated Balance Sheet
First Bancorp, Inc.

                                                            March 31,    December 31,
(in thousands - unaudited)                                    1999           1998
                                                           -----------   ------------
                          Assets

Cash and due from banks .................................   $   9,599    $   9,783
Federal funds sold ......................................        --          9,391
Investment securities available for sale ................     101,589      103,858
Loans ...................................................     126,742      123,122
    Less:  Allowance for loan losses ....................      (1,458)      (1,421)
                                                            ---------    ---------
                Net Loans ...............................     125,284      121,701

Premises and equipment ..................................       5,956        5,797
Other assets ............................................       3,680        4,265
                                                            ---------    ---------
               Total Assets .............................   $ 246,108    $ 254,795
                                                            =========    =========

           Liabilities and Stockholders' Equity

Liabilities:
  Deposits
     Demand .............................................   $  63,838    $  68,133
     Savings ............................................      47,715       48,847
     Time deposits of $100,000 or more ..................      57,164       60,814
     Other time deposits ................................      51,236       51,734
                                                            ---------    ---------
               Total Deposits ...........................     219,953      229,528

Federal Home Loan Bank advances .........................       1,000         --
Federal funds purchased .................................         827         --
Other liabilities .......................................       1,091        2,074
                                                            ---------    ---------
               Total Liabilities ........................     222,871      231,602
                                                            ---------    ---------

Stockholders' Equity
 Common stock of $5 par value. Authorized
    1,000,000 shares; issued and outstanding
    214,040 in 1999 and 1998 ............................       1,070        1,070
  Surplus ...............................................       6,415        6,415
  Undivided profits .....................................      16,262       16,053
   Accumulated other comprehensive income - net
      unrealized gain (loss) on available for sale sec ..          19          184
  Treasury stock, at cost (5,765 shares) ................        (529)        (529)
                                                            ---------    ---------
               Total Stockholders' Equity                      23,237       23,193

Commitments and contingencies                                    --           --
                                                            ---------    ---------
               Total Liabilities and Stockholders' Equity   $ 246,108      254,795
                                                            =========    =========


See accompanying notes to consolidated financial statements.

Consolidated Income Statement
First Bancorp, Inc.

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
(in thousands except per share - unaudited)                     1999         1998
                                                            -----------  -----------
Interest Income:
  Interest and fees on loans .............................   $   3,101    $   2,936
  Interest on federal funds sold .........................          36           45
  Interest-bearing deposits at other banks ...............          15           18
  Interest on securities available for sale ..............       1,437        1,665
                                                             ---------    ---------
                Total interest income ....................       4,589        4,664
                                                             ---------    ---------

Interest Expense:
  Interest on deposits:
       Time deposits of $100,000 or more .................         682          799
       Other deposits ....................................       1,211        1,249
  Interest on federal funds purchased ....................          10            4
  Other interest .........................................           8           13
                                                             ---------    ---------
                Total interest expense ...................       1,911        2,065
                                                             ---------    ---------

                Net interest income ......................       2,678        2,599

Provision for loan losses ................................          72           72
                                                             ---------    ---------
                Net income after provision for loan losses       2,606        2,527

Noninterest Income:
   Net realized gain on sales of available
          for sale securities ............................          14         --
   Service charges on deposit accounts ...................         159          160
   Other .................................................         413          381
                                                             ---------    ---------
                Total Noninterest Income .................         586          541
                                                             ---------    ---------

Noninterest Expense:
   Salaries and employee benefits ........................       1,440        1,364
   Occupancy, net ........................................         436          431
   Other operating expenses ..............................         560          502
                                                             ---------    ---------
                Total Noninterest Expense ................       2,436        2,297
                                                             ---------    ---------

                Income before income taxes ...............         756          771
Provision for income taxes ...............................        (286)        (275)
                                                             ---------    ---------
                Net Income ...............................   $     470    $     496
                                                             =========    =========

Per share amounts - net income ...........................   $    2.26    $    2.38
                                                             =========    =========

Weighted average shares outstanding ......................     208,375      208,734
                                                             =========    =========


See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
First Bancorp, Inc.


                                             Common                 Undivided    Treasury      Other     Shareholders'
(in thousands - unaudited)                    Stock      Surplus     Profits      Stock       Income     Equity
                                          --------------------------------------------------------------------------

Balance at December 31, 1997                     1,070       6,415      14,775         (476)       (180)     21,604

Net income                                                               2,319                                2,319
Change in unrealized holding loss
  on available for sale securities,
  net of taxes of $243,447                                                                          364         364
                                                                                                         ----------
       Total comprehensive income                                                                             2,683
                                                                                                         ----------

Cash dividends ($5 per share)                                           (1,042)                              (1,042)
Purchase of 459 shares of
  treasury stock, at cost                                                               (53)                    (53)
                                            ----------  ----------  ----------   ----------  ----------  ----------
Balance at December 31, 1998                     1,070       6,415      16,052         (529)        184      23,192

Net Income                                                                 470                                  470
Change in unrealized holding loss
  on available for sale securities,
  net of taxes of $34,050                                                                          (165)       (165)
                                                                                                         ----------
       Total comprehensive income                                                                               305
                                                                                                         ----------

Cash dividends ($1.25 per share)                                          (260)                                (260)

                                            ----------  ----------  ----------   ----------  ----------  ----------
Balance at March 31, 1999                      $ 1,070       6,415      16,262         (529)         19      23,237
                                            ==========  ==========  ==========   ==========  ==========  ==========


See accompanying notes to consolidated financial statements.

Worksheet - Consolidated Statements of Cash Flows
First Bancorp, Inc.

                                                        Three Months Ended
                                                             March 31,
(in thousands)                                         1999           1998

Operating Activities
    Net Income ........................................   $    470    $    496
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Provision for loan losses ........................         72          72
     Provision for losses on other real estate ........          9           9
     Depreciation and amortization ....................        168         151
    Gain on sale of other real estate .................       --            18
    Amortization of investment security premiums ......         28          35
    Accretion of investment security discounts ........         (6)        (47)
    Net investment securities gains ...................        (14)       --
    (Increase) decrease in interest receivable ........       (179)        182
    Increase (decrease) in interest payable ...........        (46)         19
    Increase in deferred taxes ........................       --           (46)
    (Increase) decrease in other assets ...............        755         (40)
    Decrease in other liabilities .....................       (937)       (372)
Net cash provided by operating activities .............        320         477

Investing activities:
    Proceeds from sale of available for sale securities      7,272        --
    Proceeds from maturity of available for sale
         securities ...................................     13,602      36,440
    Purchase of available for sale securities .........    (18,778)    (21,093)
    Net increase in loans .............................     (3,655)     (6,772)
    Purchase of bank premises and equipment ...........       (327)       (346)
Net cash used in investing activities .................     (1,886)      8,229

Financing activities:
    Net (decrease) in demand and savings deposits .....     (5,426)    (10,911)
    Net increase (decrease) in time deposits ..........     (4,149)      5,707
    Net increase in federal funds purchased ...........        827        --
    Net (increase) decrease in federal funds sold .....      9,391      (5,453)
    Net increase in Federal Home Bank
      advances ........................................      1,000        --
    Cash dividends paid ...............................       (261)       (261)
Net proceeds from financing activities: ...............      1,382     (10,918)

Net increase (decrease) in cash and due from banks ....       (184)     (2,212)

Cash and due from banks at beginning of the quarter ...      9,783       9,852
Cash and due from banks at end of the quarter .........   $  9,599    $  7,640

Supplemental disclosure of cash flow information:
    Cash paid during the quarter for interest .........   $  1,917    $  2,073
    Cash paid during the quarter for income taxes .....       --            39


See accompanying notes to consolidated financial statements.

                  Notes to Consolidated Financial Statements

1)    Summary of Significant Accounting Policies

            In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities as of the date of the balance sheet, and revenue and expenses for the period. Actual results could differ from those estimates. The significant policies and estimates applied in the preparation of these consolidated financial statements are discussed below.


      (a)   Consolidation

            The consolidated financial statements include the accounts of First Bancorp, Inc. and its wholly-owned subsidiary, First Bank, and its wholly-owned subsidiaries, Dock Street Building Corporation and Dock Street Title Agency, Incorporated (Company). All significant intercompany accounts and transactions have been eliminated. The Company's primary market area is Southeast Alaska where the majority of its activities have been with Alaska businesses and individuals.


      (b)   Reclassifications

            Certain prior period balances have been changed to conform to the present period presentation.


      (c)   Investments

            Securities available for sale are stated at fair value with unrealized holding gains and losses excluded from earnings and reported as a net amount in a separate component of other comprehensive income. Securities are classified as available for sale when management intends to hold the securities for an indefinite period of time or when the securities may be utilized for tactical asset/liability purposes and may be sold from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs.

            Federal Home Loan Bank stock is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

            Premiums are amortized (deducted) and discounts are accreted (added) to interest income on investment securities using methods that approximate the level-yield method. Gains and losses on sales of securities are computed using the specific-identification method of determining the cost of securities sold.


      (d)   Loans

            Loans are stated at the principal amount outstanding. Interest on loans is taken into income when earned. Loan origination fees received in excess of direct origination costs are deferred and amortized to income by a method approximating the level-yield method over the estimated loan term.

            Interest income on loans is recorded on an accrual basis until an interest or principal payment is more than 90 days past due and in the opinion of management the collectibility of such income becomes doubtful. The deferral or nonrecognition of interest does not constitute forgiveness of the borrower's obligation.

      (e)   Allowance for Loan Losses

            The allowance for loan losses is a general reserve established by management to absorb unidentified losses in the Company's loan portfolio.  In  determining  the adequacy of the  allowance,  management evaluates prevailing economic conditions, results of regular examinations and evaluations of the quality of the loan portfolio by external parties, actual loan loss experience, the extent of existing risks in the loan portfolio and other pertinent factors. The allowance for impaired loans is based on discounted cash flows using the loans' initial interest rates or, if the loan is secured, the fair value of the collateral.

            Future  additions  to the  allowance  may be  necessary  based  on changes in economic conditions and other factors used in evaluating the loan portfolio. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.


      (f)   Loan Servicing

            The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value.


      (g)   Other Real Estate

            Other real estate represents properties acquired through foreclosure or its equivalent. Prior to foreclosure, the carrying value is adjusted to the lower of cost or fair market value of the real estate to be acquired by a charge to the allowance for loan losses. Any subsequent reduction in carrying value is charged against operating expenses.


      (h)   Premises and Equipment

            Premises and equipment are stated at cost, less amortization and accumulated depreciation. Depreciation expense on leasehold improvements is computed by use of the straight-line method over the shorter of the estimated useful lives of the assets or leasehold improvements. Expenditures for remodeling, improvements and construction are capitalized, while expenditures for maintenance and repairs are charged to expense.

      (i)   Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


      (j)   Net Income Per Share

            Per share amounts are calculated based on the weighted average number of shares and common share equivalents outstanding during each period. Outstanding stock options are common stock equivalents and therefore are included in the calculation of the weighted average number of shares outstanding, if dilutive.

      (k)   Comprehensive Income

            On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Item 2. Management Discussion and Analysis of Finanacial Condition and Results of Operations First Bancorp, Inc.

      This discussion should be read in conjunction with the consolidated financial statements of First Bancorp, Inc. (the "Company") and notes thereto presented elsewhere in this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

      This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors. Specific factors include the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Further, actual results could differ materially from the forward looking statements in this report as a result of general economic conditions and their impact on capital expenditures; business technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional and national financial institutions; fluctuating interest rate environments;
and similar matters. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.

OVERVIEW

      Despite the sluggish economic climate of southeast Alaska, the Company continues to grow. Total assets at the end of the first quarter of 1999 increased $7.6 million over the quarter end of last year, an increase of 3.2%. Shareholders' equity increased to $23.2 million at quarter end of 1999 compared to $21.8 million last year, an increase of 6.5%. Net income for the first quarter of 1999 totaled $470 thousand, a slight decrease of 5.3% over the $496 thousand reported for the first quarter of 1998. Basic earnings per share for the three months ended March 31, 1999 were $2.26 compared to $ 2.38 reported for the first quarter of 1998, a decrease of 5.0%.

      The Company is currently in the process of completing a reorganization to a Subchapter S corporation. At the annual shareholders' meeting on April 15, 1999 the proposed reorganization was approved and we are currently awaiting Federal and State regulatory approval. We expect the necessary approvals in May 1999, with subsequent consummation of the reorganization shortly thereafter.

FINANCIAL CONDITION

      The Company's total assets were $246.1 million at March 31, 1999, an increase of $7.6 million, or 3.2% from $238.4 million at March 31, 1998. Cash and deposit balances due from banks was $9.6 million on March 31, 1999 compared to $6.3 million on March 31, 1998, an increase of 52.4%. This was due primarily to unusually high single day check clearings on March 31, 1999. Average cash and deposit balances due from banks for the month of March, 1999 was approximately $5.3 million, or $2.9 million less than the month end balance. Earning assets increased $5.7 million, or 2.6% from $222.6 million on March 31, 1998 to $228.3 million on March 31, 1999. As of March 31, 1999 earning assets were 92.8% of total assets, compared with 93.3% on March 31, 1998. Loans and investment securities available for sale are the primary components of earning assets. On March 31, 1999 gross loans were $126.7 million, an increase of $13 million, or 11.4% from $113.7 million on March 31, 1998. On March 31, 1999 investment securities were $101.6 million, an increase of $2.2 million, or 2.2%, from $99.4 million on March 31, 1998. On March 31, 1998 net loans were 46.7% of total assets and on March 31, 1999 they were 50.9%, investment securities were 41.7% and 41.3% respectively.

      Deposits increased $5.5 million, or 2.6% from $214.4 million on March 31, 1998 to $219.9 million on March 31, 1999. The increase occurred across most deposit categories with demand deposits increasing by $5.2 million, or 9.0%, savings deposits increasing $1.8 million, or 4.0%, and time deposits greater that $100,000 (large deposits) increased $1.2 million, or 2.3%. The only declining category was other time deposits which declined $2.8 million, or 5.3%. At the present time, all of the Company's large deposits come from established customers in our market area. The Company has a strict policy against the use of brokered deposits. A significant portion of large deposits is generally made up of reserve funds of various municipal communities where the Company has branch offices. For the most part, these deposits are priced on the basis of competitive bid and have relatively short maturities. On March 31, 1998 and 1999, time deposits greater than $100,000 represented 23.4% and 23.2% of total assets respectively.


CONSOLIDATED EARNINGS

      The Company's net income for the three months ending March 31, 1999 was $470,000, or $2.26 per share. This compares to net income for the three months ending March 31, 1998 of $496,000, or $2.38 per share. The decrease in first quarter net income from the prior year is primarily a result of a 6.1% increase in total non-interest expense. The increase in non-interest expense is largely attributable to seasonal increased salaries and employee benefits plus increased operating expenses in our electronic banking and mortgage loan production departments.

NET INTEREST INCOME

      Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. Net interest income increased by $79,000, or 3%, when comparing the first quarter of 1999 to the first quarter of 1998. The increase in net interest income was primarily due to continued growth in loan volume, the highest yielding component of earning assets. Net interest margin was also favorably affected by a change in the composition of interest-bearing liabilities with growth in demand deposits outpacing growth in savings and time deposits. At March 31, 1999, gross loans had increased by 11.5% to $126.7 million from $113.7 million at March 31, 1998 while demand deposits had increased 9% to $63.8 million at March 31, 1999 from $58.6 million at March 31, 1998.

      Net interest margin (net interest income divided by average interest-bearing assets) increased slightly to 1.16% in the first quarter of 1999 from 1.17% in the first quarter of 1998. Average interest-bearing assets grew to $230 million during the first quarter of 1999, compared with $222 million in the first quarter of 1998. The average yield on interest-bearing assets during the first quarter decreased to 1.99% in 1999 from 2.10% in 1998, or -5.04%. In comparison, the average cost of interest-bearing liabilities during the first quarter decreased to .96% in 1999 from 1.07% in 1998, or -10.22%.


Analysis of Net Interest Margin
First Bancorp, Inc.

                                                 Three months ended
                                                       March 31,            Increase
                                                  1999           1998      (Decrease)    Change
                                              -----------    -----------   ----------   ----------
(amounts in thousands, except percentages)

Average interest-bearing assets ...........   $   230,058    $   222,026    $ 8,032      3.62%
Average interest-bearing liabilities ......   $   198,927    $   192,984    $ 5,943      3.08%
Average yields earned .....................          1.99%          2.10%     -0.11%    -5.04%
Average rates paid ........................          0.96%          1.07%     -0.11%    -10.22%
Net interest spread (including loan
   placement fees)                                   1.03%          1.03%      0.00%      0.33%

Net interest income to average
      interest-earning assets .............          1.16%          1.17%     -0.01%     -0.56%


NONINTEREST INCOME

      Noninterest income increased $45,000 to $586,000, or 8.3% in the first quarter of 1999 compared with $541,000 during the same period in 1998. This first quarter 1999 increase was primarily centered in mortgage banking and the Company's title insurance subsidiary. In general, the Company experienced increased serviced mortgage loans and continued strength in mortgage lending activity in the first quarter of 1999 compared to the first quarter of 1998.


NONINTEREST EXPENSE

      Total noninterest expense increased $139,000, or 6.1%, in the first quarter of 1999 compared with the same period in 1998. Salaries and employee benefits, the largest component of noninterest expense, increased $76 thousand to $1.44 million in the first quarter of 1999 compared to $1.36 million for the same period in 1998, or 5.6%. Other operating expenses increase $58,000 to $560,000 in the first quarter of 1999 compared to $502,000 for the same period in 1998, or 11.6%. Auditing and accounting fees were up to $48,000 for the first quarter in 1999 compared to $35,000 for the same period in 1998. Mortgage loan participation costs were up to $30,000 for the first quarter of 1999 compared to $12,000 for the same period in 1998.


INCOME TAXES

      The provision for income taxes increased to $286,000 for the first quarter of 1999 compared to $275,000 for the same period in 1998, or 4%. The effective tax rate for the first quarter of 1999 is 37.8% as compared to 35.7% during the same period in 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSS

      The provision for loan losses is an accrual charge or expense based on the Company's estimate of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb any losses that may occur in the loan portfolio over time. For both the first quarter of 1998 and 1999 the provision for loan losses was $72,000. The actual loan loss experience for 1998 and the first three months of 1999 is as follows:

Loan Losses and Recoveries
First Bancorp, Inc.

                                  Three Months Ended     Twelve Months Ended     Three Months Ended
                                    March 31, 1999        December 31, 1998        March 31, 1998
                                 ---------------------   --------------------   ---------------------

(in thousands)

Loans outstanding at end
  of period                                 $ 126,742              $ 123,122               $ 113,691

Reserve balance, beginning
  of period                                     1,421                  1,293                   1,294

Recoveries                                          2                     16                       1
Loans charged off                                 (37)                  (140)                    (12)
                                            ---------              ---------               ---------
Net loans charged off                             (35)                  (124)                    (11)

Provision charged to expense                       72                    252                      72
                                            ---------              ---------               ---------
Reserve balance, end of period                $ 1,458                $ 1,421                 $ 1,355
                                            =========              =========               =========

Reserve as a percentage of
  outstanding loans                             1.15%                  1.15%                   1.19%

Minimum objective for reserve as
  a percentage of outstanding loans             1.00%                  1.00%                   1.00%

Net loans charged off as a
  percentage of outstanding loans               0.03%                  0.10%                   0.01%



      The provision for loan losses and the adequacy of the allowance for possible loan losses are periodically reviewed by the Board of Directors and management based upon an assessment of historic credit losses, delinquent and problem loan trends, peer group experience, economic outlook and anticipated growth. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the recognition of additions to the allowance based on their judgement of information available to them at the time of their examination.

      For the quarter ending March 31, 1999, management reviewed all of the salient factors in determining the provision for loan loss. While total loans increased from $113.7 million on March 31, 1998 to $126.7 million on March 31, 1999, an 11.5% increase, the reserve for loan loss increased from $1.36 million to $1.46 million, or 7.6% during that same period. While the reserve for loan loss grew at a slower rate, there are several reasons management feels that both the reserve and provision are adequate:

1. Reserve for loan loss is currently 1.15% of total loans, 15% above the minimum objective of 1.0%.

2. Net charge-offs increased from $11,000, or .01% in the first quarter of 1998 to $35,000, or .03% in 1999. However the dollar amount remains relatively minimal and the percentage remains below our peer group average of .09% as of March 31, 1998.

3. Loan quality continues to remain sound (see Nonperforming Assets section).


NONPERFORMING ASSETS

      In general, nonperforming assets consist of loans that are 90 days or more past due, loans on which the accrual of interest has been discontinued, and other real estate (ORE). Other real estate represents real property that was acquired through foreclosure or taken in lieu of foreclosure.

      As of March 31, 1999 the Company had $393,000 in loans past due over 90 days, no loans in nonaccrual status, and $213,000 in ORE for total nonperforming assets of $606,000 representing .25% of total assets and 2.61% of shareholders' equity. This is a slight change over March 31, 1998 totals of $345,000 in loans past due over 90 days, no loans in nonaccrual status, and $250,000 in ORE for total nonperforming assets of $595,000 representing .25% of total assets and 2.73% of shareholders' equity.

      The most important measure of the safety and soundness of a commercial bank is the quality of its assets. The statistics outlined above are key measures of asset quality and reflect favorably on the soundness of the Company. They provide a clear picture of management's careful, ongoing attention to this important area of the Company.

Past Due and Nonperforming Loan Detail
First Bancorp, Inc.

(in thousands except for percentages)
                                                 March 31, 1999                 March 31, 1998

Outstanding at end of period:

                        Total loans                 $126,742                         $113,691

                        Total assets                $246,108                         $238,454

                        Shareholders' equity        $ 23,237                         $ 21,811



                                                         March 31, 1999                   March 31, 1998
                                                         Past Due Loans                   Past Due Loans
                                                   ---------------------------        ------------------------
                                                   30-89 days      90+ days           30-89 days    90+ days
                                                   ------------  -------------        -----------  -----------
Past due and nonperforming loans:

Real estate loans                                         $ 115          $   -             $  15       $   -
Consumer loans                                              303              2               162          14
Credit cards                                                 17              5                16
Commercial loans                                            449            386               388         331
Total past due loans                                      $ 884          $ 393             $ 581       $ 345

Non-accrual loans                                           --             --                --          --

Other real estate owned                                                  $ 213                         $ 250

Total past due & non-accrual
                   loans and ORE                          $ 884          $ 606             $ 581       $ 595

Past due & non-accrual loans and ORE
as a percentage of:

                      Total loans                         0.70%          0.48%             0.51%       0.52%

                      Total assets                        0.36%          0.25%             0.24%       0.25%

                      Total shareholders' equity          3.80%          2.61%             2.66%       2.73%

LIQUIDITY

      The Company has adopted policies to maintain adequate liquidity to enable it to respond to changes in the Company's needs and financial environment. The Company's primary sources of funds are customer deposits, sales and maturities of investment securities, the use of federal funds markets, advances from the Federal Home Loan Bank of Seattle and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.


CAPITAL PLANNING AND SHAREHOLDERS' EQUITY

      The policy of the Company is to maintain capital adequate to support the Company's activities and meet the needs of its customers. Current and future capital needs are evaluated periodically based upon an analysis of asset and earnings trends, asset and liability diversification and maturity, asset quality, industry comparisons and economic conditions. In evaluating the use of capital, management considers economic conditions and cash flow expectations as well as effects on reported earnings. The current market values of assets and liabilities and off-balance sheet items and contingent liabilities such as letters of credit are also considered.

      As of March 31, 1999, total shareholders' equity was$23.24 million. This was up from $23.19 million on December 31, 1998 and $21.81 million on March 31, 1998. The Federal Deposit Insurance Corporation has established risk-based standards for evaluating a bank's capital adequacy. These standards require the Company to maintain a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which a at least 4% must be in the form of core capital (TIER 1 capital). TIER 1 capital includes the Company's shareholders' equity, minus all intangible assets. As of March 31, 1999 the Company had a TIER 1 risk weighted capital ratio of 16.6%. As of March 31, 1998 the Company had a TIER 1 risk weighted capital ratio of 17.3%. After reorganization the Company will continue to maintain capital ratios in excess of regulatory minimums.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following exhibits are filed herewith or incorporated by reference, and this list constitutes the exhibit index:

      2.0 Agreement and Plan of Reorganization, dated March 15, 1999, by and between Newco Alaska and First Bancorp, Inc., incorporated by reference to Registrant's Registration Statement (Number 333-72049) as declared effective on March 26, 1999.

      3.1   Certificate   of   Incorporation,    incorporated   by   reference
            Registrant's Registration Statement (Number 333-72049) as declared effective on March 26, 1999.

      3.2   Bylaws  of  Newco   Alaska,   Inc.,   incorporated   by  reference
            Registrant's Registration Statement (Number 333-72049) as declared effective on March 26, 1999.

      4.0 Specimen stock certificate, incorporated by reference Registrant's Registration Statement (Number 333-72049) as declared effective on March 26, 1999.


(b)   Reports on Form 8-K

      None


                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly Authorized.

                               Newco Alaska, Inc.
                                  (Registrant)


/s/ William G. Moran, Jr.               /s/ James C. Sarvela
----------------------------------      ---------------------------------------
William G. Moran, Jr.                   James C. Sarvela
President and Chief Executive           Vice President and Chief Financial
Officer                                 Officer