Form 10QSB
period 1999-06-30
FIRST BANCORP INC/
filed 1999-08-13
CIK 1077762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB


(Mark one)

[X] Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999.

                                      OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ______________ to _______________

Commission file number    333-72049
                       -------------------------------------

                              FIRST BANCORP, INC.
            (Exact name of registrant as specified in its charter)


        DELAWARE                                 93-0166346
(State of Incorporation)                        (IRS Employer
                                            Identification Number)

                                331 Dock Street
                            Ketchikan, Alaska 99901
                   (Address of principal executive offices)
                                  (Zip code)

                                (907) 228-4219
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

175,312 shares of common stock as of June 30, 1999

Transitional Small Business disclosure format (check one):

 Yes [ ]   No[X]

                              FIRST BANCORP, INC.

                                  FORM 10-QSB

                                 JUNE 30, 1999

                                     INDEX



PART I - FINANCIAL INFORMATION                                   PAGE REFERENCE

Item 1: Financial Statements

      Consolidated Balance Sheets of First Bancorp, Inc.-
           June 30, 1999 and December 31, 1998                              3

      Consolidated Statements of Income First Bancorp, Inc.-
           three months and six months ended June 30, 1999                  4

      Consolidated Statements of Changes in Shareholders'
           Equity of First Bancorp, Inc. - twelve months ended
           December 31, 1998 and six months ended June 30, 1999             5

      Consolidated Statements of Cash Flows of First Bancorp, Inc.- six months ended June 30, 1999

      Notes to consolidated financial statements                            6

Item 2: Management Discussion and Analysis of Financial Condition
        and Results of Operations                                           9


PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                  20

Signatures                                                                 20


Consolidated Balance Sheet
First Bancorp, Inc.

                                                                            June 30,             December 31,
(in thousands - unaudited)                                                    1999                   1998
                                                                       --------------------   -------------------

                         Assets

Cash and due from banks                                                           $ 16,140                 9,783
Federal funds sold                                                                       -                 9,391
Investment securities available for sale                                            97,777               103,858
Loans                                                                              132,230               123,122
    Less:  Allowance for loan losses                                                (1,494)               (1,421)
                                                                       --------------------   -------------------

                Net Loans                                                          130,736               121,701

Premises and equipment                                                               5,807                 5,797
Other assets                                                                         4,286                 4,265

                                                                       ====================   ===================
               Total Assets                                                      $ 254,746               254,795
                                                                       ====================   ===================

          Liabilities and Stockholders' Equity

Liabilities:
  Deposits
     Demand                                                                       $ 68,865                68,133
     Savings                                                                        46,362                48,847
     Time deposits of $100,000 or more                                              63,643                60,814
     Other time deposits                                                            52,400                51,734
                                                                       --------------------   -------------------

               Total Deposits                                                      231,270               229,528

Federal funds purchased                                                                610                     -
Note payable to Seafirst                                                             3,000                     -
Reserve for Sub S dissenting shareholders                                            1,693                     -
Other liabilities                                                                      965                 2,074
                                                                       --------------------   -------------------

               Total Liabilities                                                   237,538               231,602
                                                                       --------------------   -------------------

Stockholders' Equity:
 Common stock of $5 par value. Authorized
    1,000,000 shares; issued and outstanding
    175,312 in 1999 and 214,040 in 1998                                                876                 1,070
  Surplus                                                                            5,254                 6,415
  Undivided profits                                                                 11,512                16,053
   Accumulated other comprehensive income - net
      unrealized gain (loss) on available for sale sec.                               (434)                  184
  Treasury stock, at cost (5,765 shares in 1998)                                         -                  (529)
                                                                       --------------------   -------------------

               Total Stockholders' Equity                                           17,208                23,193

Commitments and contingencies

                                                                       ====================   ===================
               Total Liabilities and Stockholders' Equity                        $ 254,746               254,795
                                                                       ====================   ===================

See accompanying notes to consolidatd financial statements.


Consolidated Income Statement
First Bancorp, Inc.

                                                              Three Months Ended                   Six Months Ended
                                                                   June 30,                             June 30,
                                                         ---------------------------           --------------------------
(in thousands except per share - unaudited)                 1999              1998               1999              1998
                                                         ----------        ---------           --------          --------
Interest Income:
  Interest and fees on loans                              $ 3,205           $ 3,154             $ 6,306           $ 6,090
  Interest on federal funds sold                               24                57                  60               102
  Interest-bearing deposits at other banks                     15                18                  30                36
  Interest on securities available for sale                 1,355             1,566               2,792             3,231
                                                          -------           -------             -------           -------
                Total interest income                       4,599             4,795               9,188             9,459
                                                          -------           -------             -------           -------

Interest Expense:
  Interest on deposits:
       Time deposits of $100,000 or more                      566               799               1,248             1,598
       Other deposits                                       1,331             1,298               2,542             2,547
  Interest on federal funds purchased                           8                 9                  18                13
  Other interest                                               34                24                  42                37
                                                          -------           -------             -------           -------
                Total interest expense                      1,939             2,130               3,850             4,195
                                                          -------           -------             -------           -------
                Net interest income                         2,660             2,665               5,338             5,264

Provision for loan losses                                      48                60                 120               132
                                                          -------           -------             -------           -------
     Net interest income after provision for loan losses    2,612             2,605               5,218             5,132

Noninterest Income:
   Net realized gain on sales of available
          for sale securities                                   -                44                  14                44
   Service charges on deposit accounts                        168               176                 327               336
   Other                                                      395               422                 808               803
                                                          -------           -------             -------           -------
                Total Noninterest Income                      563               642               1,149             1,183
                                                          -------           -------             -------           -------

Noninterest Expense:
   Salaries and employee benefits                           1,412             1,380               2,852             2,744
   Occupancy, net                                             447               409                 883               840
   Other operating expenses                                   484               484               1,044               986
                                                          -------           -------             -------           -------
                Total Noninterest Expense                   2,343             2,273               4,779             4,570
                                                          -------           -------             -------           -------

                Income before income taxes                    832               974               1,588             1,745

Provision for income taxes                                   (271)             (247)               (557)             (522)
                                                          -------           -------             -------           -------
                Net Income                                  $ 561               727               1,031             1,223
                                                          =======           =======             =======           =======

Per share amounts - net income                         $2.84             $3.48               $5.08             $5.86
                                                    =============     =============       =============     =============
Weighted average shares outstanding                   197,287           208,734             202,864           208,596
                                                    =============     =============       =============     =============


See accompanying notes to consolidatd financial statements.


Consolidated Statements of Changes in Stockholders' Equity
First Bancorp, Inc.
                                                                                           Accum Other
                                            Common                Undivided    Treasury   Comprehensive   Stockholders'
(in thousands - unaudited)                  Stock      Surplus     Profits       Stock        Income      Equity
                                         -------------------------------------------------------------------------------

Balance at December 31, 1997                 $ 1,070       6,415       14,775        (476)          (180)        21,604

Net income                                                              2,319                                     2,319
Change in unrealized holding loss
  on available for sale securities,
  net of taxes of $243,447                                                                           364            364

                                                                                                         ---------------
       Total comprehensive income                                                                                 2,683
                                                                                                         ---------------

Cash dividends ($5 per share)                                          (1,042)                                   (1,042)
Purchase of 459 shares of
  treasury stock, at cost                                                             (53)                          (53)
                                         -------------------------------------------------------------------------------
Balance at December 31, 1998                   1,070       6,415       16,052        (529)           184         23,192

Net Income                                                              1,031                                     1,031
Change in unrealized holding loss
  on available for sale securities,
  net of taxes of $315,737                                                                          (618)          (618)

                                                                                                         ---------------
       Total comprehensive income                                                                                   413
                                                                                                         ---------------

Reorganization                                  (194)     (1,161)      (5,091)        529                        (5,917)

Cash dividends ($1.25 per share)                                         (480)                                     (480)
                                         ----------------------------------------------------------------
                                         ===============================================================================
Balance at June 30, 1999                       $ 876       5,254       11,512           -           (434)        17,208
                                         ===============================================================================


See accompanying notes to consolidatd financial statements.


Consolidated Statements of Cash Flows
First Bancorp, Inc.

                                                                       Six Months Ended
                                                                   June 30,
(in thousands)                                                       1999              1998
                                                                   -------           -------
Operating Activities
    Net Income                                                     $ 1,031           $ 1,223
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Provision for loan losses                                         120               132
     Provision for losses on other real estate                          19                18
     Depreciation and amortization                                     395               381
    Gain on sale of other real estate                                    -                18
    Amortization of investment security premiums                        79                73
    Accretion of investment security discounts                         (59)             (115)
    Net investment securities gains                                    (14)              (44)
    Gain from sale of bank premises and equipment                      (13)              (13)
    (Increase) decrease in interest receivable                        (155)               29
    Increase (decrease) in interest payable                             25                73
    Increase in deferred taxes                                           -               (46)
    (Increase) decrease in other assets                                115                88
    Decrease in other liabilities                                      558              (751)
Net cash provided by operating activities                            2,101             1,066

Investing activities:
    Proceeds from sale of available for sale securities              7,690            10,092
    Proceeds from maturity of available for sale securities         24,541            46,829
    Purchase of available for sale securities                      (26,774)          (41,963)
    Net increase in loans                                           (9,155)          (10,256)
    Purchase of bank premises and equipment                           (405)             (602)
    Proceeds from the sale of bank premises & equip.                    13                13
Net cash used in investing activities                               (4,090)            4,113

Financing activities:
    Net (decrease) in demand and savings deposits                   (1,753)           (5,221)
    Net increase (decrease) in time deposits                         3,495             6,828
    Net increase in federal funds purchased                            610                 -
    Net (increase) decrease in federal funds sold                    9,391            (5,061)
    Net increase in Federal Home Bank advances                                        (1,000)
    Net increase in long term debt                                   3,000                 -
    Reorganization                                                  (5,917)                -
    Net (increase) decrease in treasury stock                            -               (42)
    Cash dividends paid                                               (480)             (522)
Net proceeds from financing activities:                              8,346            (5,018)

Net increase (decrease) in cash and due from banks                   6,357               161

Cash and due from banks at beginning of the quarter                  9,783             9,852
Cash and due from banks at end of the quarter                     $ 16,140            10,013

Supplemental disclosure of cash flow information:
    Cash paid during the quarter for interest                      $ 4,195           $ 3,832
    Cash paid during the quarter for income taxes                    $ 552             $ 410

See accompanying notes to consolidatd financial statements.

Notes to Consolidated Financial Statements


1)  Summary of Significant Accounting Policies

    The financial statements at June 30, 1999 and 1998, and for the three-month and six-month periods then ended, included in this report on form 10-QSB are unaudited. These financial statements, however, include all adjustments, consisting only of normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities as of the date of the balance sheet, and revenue and expenses for the period. Actual results could differ from those estimates. The significant policies and estimates applied in the preparation of these consolidated financial statements are discussed below.


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

                                    ITEM 2
   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANACIAL CONDITION AND RESULTS OF
                                  OPERATIONS
                              First Bancorp, Inc.


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

OVERVIEW

On March 15, 1999, First Bancorp entered into an Agreement and Plan of Reorganization (the "Plan") for the purpose of becoming an S corporation for income tax purposes. The Plan provided for the merger of First Bancorp with and into Newco Alaska, Inc., a newly formed Delaware corporation organized at the direction of First Bancorp solely to effect the Plan. Newco Alaska, prior to the merger, had no material operations or assets, and had elected to become an S corporation effective on January 1, 2000. The merger of First Bancorp into Newco Alaska was completed on June 1, 1999, with Newco Alaska being the surviving corporation under the name "First Bancorp, Inc.".

The Plan provided that eligible shareholders would receive one share of Newco Alaska, Inc. common stock for each share of First Bancorp, Inc. common stock held of record on the effective date of the merger. All other shareholders would receive $175.00 per share for their First Bancorp common stock. Eligible shareholders could elect to tender their First Bancorp stock for cash instead of Newco Alaska stock, and at the discretion if the Board of Directors of the surviving corporation, those shares would be purchased for cash at the same price.

Upon consummation of the merger, the Company purchased 32,963 shares held by
127 shareholders at a cost of $5,768,525.   Of that number four shareholders
representing 9,674 shares at a value of $1,692,950 exercised their right to dissent from the reorganization and funds were reserved pending final settlement. As of July 31, 1999 all of the dissenting shareholders had withdrawn their demand for an appraisal and had been paid in full.

The $5,768,525 stock repurchase was funded in part from a long-term loan from Seafirst Bank. The loan is structured to provide for quarterly interest payments and six annual principal payments $500,000 with maturity on June 30, 2005. Interest is calculated at a floating rate of LIBOR plus 2.50%.

The reorganization had a significant impact on the stockholders' equity of the Company. On March 31, 1999 total stockholders' equity was $23.24 million, and the risk weighted tier one capital ratio was 16.6%. On June 30, 1999, after the reorganization, stockholders' equity was $17.21 million, and the risk-weighted tier on capital ratio was 12.29%. Highlights of the changes in stockholders' equity for the period December 31, 1998 to June 30, 1999 are summarized as follows:


Consolidated Statements of Changes in Stockholders' Equity
First Bancorp, Inc.
                                                                                           Accum Other
                                            Common                Undivided    Treasury   Comprehensive   Stockholders'
(in thousands - unaudited)                  Stock      Surplus     Profits       Stock        Income      Equity
                                         -------------------------------------------------------------------------------

Balance at December 31, 1998                 $ 1,070       6,415       16,052        (529)           184         23,192

Net Income                                                              1,031                                     1,031
Change in unrealized holding loss
  on available for sale securities,
  net of taxes of $315,737                                                                          (618)          (618)

                                                                                                         ---------------
       Total comprehensive income                                                                                   413
                                                                                                         ---------------

Reorganization                                  (194)     (1,161)      (5,091)        529                        (5,917)

Cash dividends ($1.25 per share)                                         (480)                                     (480)
                                         ===============================================================================
Balance at June 30, 1999                       $ 876       5,254       11,512           -           (434)        17,208
                                         ===============================================================================

See accompanying notes to consolidatd financial statements.

FINANCIAL CONDITION

The Company's total assets were $254.7 million at June 30, 1999, an increase of $9.9 million, or 4.0% from $244.8 million at June 30, 1998, and an increase of $8.6 million or, 3.5%, from $246.1 million on March 31, 1999. Cash and deposit balances due from banks was $16.1 million on June 30, 1999 compared to $8.9 million on June 30, 1998, an increase of 91.1%, and when compared to $8.2 million on March 31, 1999, an increase of 96.3%. This significant increase was due primarily to unusually high single day check clearings on June 30, 1999. As a comparative, average cash and deposit balances due from banks for the month ending June 30, 1999 was approximately $12.0 million, or $4.1 million less than the June 30, 1998 balance of $16.1 million. Earning assets increased $3.7 million, or 1.6% from $226.2 million on June 30, 1998 to $229.9 million on June 30, 1999, and when compared to March 31, 1999, an increase of $1.6 million, or 0.7% from $228.3 million. As of June 30, 1999 earning assets were 90.2% of total assets, compared with 92.5% on June 30, 1998 and 92.8% on March 31, 1999. Loans and investment securities available for sale are the primary components of earning assets. On June 30, 1999 gross loans were $132.2 million, an increase of $15 million, or 12.9% from $117.1 million on June 30, 1998, and an increase of $5.5 million, or 4.3% from $126.7 million on March 31, 1999. On June 30, 1999 investment securities were $97.8 million, a decrease of $2.3 million, or 2.3%, from $100.1 million on June 30, 1998, and a decrease of $3.8 million, or 3.8% from March 31, 1999. On June 30, 1998 net loans were 47.2% of total assets, on March 31, 1999 they were 50.9% and on June 30, 1999 they were 51.3%. On June 30, 1998 investment securities were 40.1% of total assets, on March 31, 1999 they were 41.3% and on June 30, 1999 they were 38.4%.

Total deposits increased $10 million, or 4.52% from $221.3 million on June 30, 1998 to $231.3 million on June 30, 1999, and they increased $11.3 million, or 5.2% from $220 million on March 31, 1999. Deposit comparisons for June 30, 1999, and March 31, 1999, December 31, 1998 and June 30, 1998 are as follows:

Comparative Total Deposits
First Bancorp, Inc.

                                               June 30,  March 31,  December 31,  June 30,
(in thousands - unaudited)                       1999       1999        1998        1998
                                              ----------------------------------------------

  Deposits
     Demand                                     $ 68,865   $ 63,838     $ 68,133  $  64,921
     Savings                                      46,362     47,715       48,847     45,254
     Time deposits of $100,000 or more            63,643     57,164       60,814     58,334
     Other time deposits                          52,400     51,236       51,734     52,769
                                              ----------------------------------------------

               Total Deposits                  $ 231,270  $ 219,953    $ 229,528  $ 221,278

See accompanying notes to consolidatd financial statements.

When comparing June 30, 1998 with June 30, 1999, deposits increased across most categories with demand deposits increasing by $3.9 million, or 6.1%, savings deposits increasing $1.1 million, or 2.4%, and time deposits greater that $100,000 (large deposits) increased $5.3 million, or 9.1%. The only declining category was other time deposits, which declined $369,000, or
 .7%.   This exhibit shows that deposit totals follow a defined seasonal trend, consistent with seasonality of economic activity in southeast Alaska. Deposit totals will be at their highest in the third quarter of the year and run off through the first quarter at which time they begin to build again.
At the present time, all of the Company's large deposits come from established customers in our market area. The Company has a strict policy against the use of brokered deposits. A significant portion of large deposits is generally made up of reserve funds of various municipal communities where the Company has branch offices. For the most part, these deposits are priced on the basis of competitive bid and have relatively short maturities. On June 30, 1999 and 1998, time deposits greater than $100,000 represented 25.0% and 23.8% of total assets respectively.


CONSOLIDATED EARNINGS

The Company's net income for the six months ending June 30, 1999 was $1.03 million or $5.08 per weighted average share. This compares to net income for the six months ending June 30, 1998 of $1.22million, or $5.86 per weighted average share. Net income for the three months ending June 30, 1999 was $561,000 or $2.84 per weighted average share as compared to net income for the three months ending June 30, 1998 of $727,000 or $3.48 per share. The decrease in year-to-date net income from the prior year is primarily as result of a $439,000, or 13.6% decline in securities income, and a $209,000, or 4.6% increase in total non-interest expense. The increase in non-interest expense is largely attributable to increased salaries and employee benefits plus increased operating expenses in our electronic banking department.


NET INTEREST INCOME

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. For the six months ending June 30, 1999, net interest income before provision for loan losses was $5.338 million, an increase of $74,000 or 1.4%, when compared to $5.264 million for the six months ending June 30, 1998. For the three month period ending June 30, 1999 net interest income before provision for loan losses was $2.66 million a decrease of $5,000, or .19% when compared to $2.665 million for the three months ending June 30, 1998. Growth in net interest income has been primarily due to continued growth in loan volume, the highest yielding component of earning assets. At June 30, 1999 gross loans increased 12.9% to $132.2 million from $117.1 million on June 30, 1998, and 4.3% from $126.7 million on March 31, 1999. Net interest margin was adversely affected by a change in the composition of interest-bearing liabilities with growth in interest bearing savings and time deposits outpacing growth in demand deposits. This composition change increased the Company's liability sensitivity, when interest rates change liabilities reprice faster than assets. This means that in a rising rate scenario net interest margin will be adversely affected, as it was during the three-month period ending June 30, 1999.

Net interest margin (net interest income divided by average interest-bearing assets) increased slightly to 4.64% in the six months of 1999 from 4.59% in the first six months of 1998. Average interest-bearing assets grew to $230 million as of June 30 1999, compared with $223 million on June 30 1998, an increase of 3.1%. Average interest-bearing liabilities grew to $199 million on June 30, 1999 compared to $193 million on June 30, 1998, an increase of
3.1%.   The average yield on interest-bearing assets during the first quarter decreased to 7.98% in 1999 from 8.47% in 1998, or a decrease of 5.79%. In comparison, the average cost of interest-bearing liabilities during the first quarter decreased to 3.87% in 1999 from 4.35% in 1998, or a decrease of 11.03%.

Analysis of Net Interest Margin
First Bancorp, Inc.

                                                        Six months ended
                                                             June 31,                                  Increase
                                                               1999                 1998              (Decrease)         Change

(amounts in thousands, except percentages)
Average interest-bearing assets                             $ 230,235            $ 223,402              $ 6,833            3.06%
Average interest-bearing liabilities                        $ 198,797            $ 192,887              $ 5,910            3.06%
Average yields earned                                           7.98%                8.47%               -0.49%           -5.79%
Average rates paid                                              3.87%                4.35%               -0.48%          -11.03%
Net interest spread (including loan
                            placement fees)                     4.11%                4.12%               -0.01%           -0.24%

Net interest income to average
      interest-earning assets                                   4.64%                4.71%               -0.07%           -1.49%


NONINTEREST INCOME

Noninterest income decreased $34,000 to $1.149 million, or -2.9% for the six months ending June 30, 1999, when compared with $1.183 million over the same period in 1998. For the three-month period ending June 30, 1999, noninterest income totaled $563,000, a decrease of $79,000, or -12.3%, over the three-month period ending June 30, 1998 total of $642,000. This difference is primarily due to $44,000 in securities gains taken in the first six months of 1998, while none was taken in 1999. In addition, Interest rates began to increase in early 1999 resulting in modest new mortgage loan activity in 1999 and lower origination fee and servicing rights income, especially when compared to exceptionally strong activity in 1998.

NONINTEREST EXPENSE

Total noninterest expense increased $209,000, or 4.6%, to $4.8 million for the six- month period ending June 30, 1999 when compared to $4.6 million for the same period in 1998. For the three-month period ending June 30, 1999, noninterest expense totaled $2.34 million, an increase of $70,000, or 3.1%, over the three-month period ending June 30, 1998 total of $2.27 million. Salaries and employee benefits, the largest component of noninterest expense, increased $108,000, or 3.9%, to $2.85 million for the six months ending June 30, 1999 when compared to $2.74 million for the six months ending June 30, 1998. For the three months ending June 30, 1999, salaries and employee benefits increased $32,000, or 2.3%, when compared to the three months ending June 30, 1998. Occupancy expenses increased $38,000 to $447,000, or 9.3%, for the three-months ending June 30, 1999, compared to $409,000 for the three months ending June 30, 1998. This increase is primarily the result of increase equipment and maintenance expenses associated with enhancements to our systems and data processing department.

INCOME TAXES

The provision for income taxes increased $35,000, or 6.7%, to $557,000 for the period ending June 30, 1999, compared to $522,000 for the period ending June, 30 1998. The effective tax rate for the period ending June 30, 1999 is 35% as compared to 30% for the period ending June 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSS

The provision for loan losses is an accrual charge or expense based on the Company's estimate of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb any losses that may occur in the loan portfolio over time. For the six-month period ending June 30, 1999 the provision for loan losses was $120,000, a decrease of $12,000, or 9.1% over the period ending June 30, 1998 at $132,000. The actual loan loss experience for 1998 and the first six months of 1999 is as follows:

Loan Losses and Recoveries
First Bancorp, Inc.

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                              June 30, 1998
                                                       1999             1998                   1999             1998
                                                     ---------------------------            --------------------------
(in thousands)

Loans outstanding at end
                       of period                      $ 132,230        $ 117,155            $ 132,230        $ 117,155

Reserve balance, beginning
                           of period                      1,458            1,355                1,421            1,294

Recoveries                                                    2                2                    4                3
Loans charged off                                           (14)             (22)                 (51)             (34)
                                                        -------          -------              -------          -------
Net loans charged off                                       (12)             (20)                 (47)             (31)

Provision charged to expense                                 48               60                  120              132
                                                        -------          -------              -------          -------
Reserve balance, end of period                          $ 1,494          $ 1,395              $ 1,494          $ 1,395
                                                        =======          =======              =======          =======

Reserve as a percentage of
              outstanding loans                           1.13%            1.19%                1.13%            1.19%

Minimum objective for reserve as
a percentage of outstanding loans                   1.00%                                 1.00%

Net loans charged off as a
percentage of outstanding loans                           0.01%            0.02%                0.04%            0.03%


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

For the period ending June 30, 1999, management reviewed all of the salient factors in determining the provision for loan loss. While total loans increased from $117.2 million on June 30, 1998 to $132.2 million on June 30, 1999, a 12.9% increase, the reserve for loan loss increased from $1.39 million to $1.49 million, or 7.1% during that same period. While the reserve for loan loss grew at a slower rate, there are several reasons management feels that both the reserve and provision are adequate:


1. Reserve for loan loss is currently 1.13% of total loans, 13% above the minimum objective of 1.0%.

2. Charge-offs increased from $34,000, or .03% of outstanding loans during the period ending June 30, 1998 to $51,000, or .04%, for the period ending June 30, 1999. However the dollar amount remains relatively minimal and the percentage remains below our peer group average of .16% as of March 31, 1999.

3. Loan quality continues to remain sound (see "Nonperforming Assets" section below).


NONPERFORMING ASSETS

In general, nonperforming assets consist of loans that are 90 days or more past due, loans on which the accrual of interest has been discontinued, and other real estate (ORE). Other real estate represents real property that was acquired through foreclosure or taken in lieu of foreclosure.

As of June 30, 1999 the Company had $23,000 in loans past due over 90 days, $11,000 in nonaccrual status loans, and $203,000 in ORE for nonperforming assets totaling $237,000 which represent .09% of total assets and 1.38% of shareholders' equity. This is a significant improvement over December 31, 1998 totals of $265,000 in loans past due over 90 days, no loans in nonaccrual status, and $222,000 in ORE for nonperforming assets totaling $487,000 which represent 0.19% of total assets and 2.10% of shareholders' equity.

Past Due and Nonperforming Loans
First Bancorp, Inc.
(in thousands except for percentages)

                                        June 30, 1999               December 31, 1998              June 30, 1998

Outstanding at end of period:

            Total loans                    $132,230                       $123,122                    $117,155
            Total assets                   $254,746                       $254,795                    $244,498
            Shareholders' equity           $ 17,208                       $ 23,193                    $ 22,369


                                        June 30, 1999               December 31, 1998              June 30, 1998
                                        Past Due Loans                Past Due Loans               Past Due Loans
                                    30-89 days      90+ days       30-89 days    90+ days      30-89 days     90+ days

Past due and nonperforming loans:

Real estate loans                     $ 245            $ -           $ 124         $ -             $ -          $ -
Consumer loans                          162              -             212          11             349           45
Credit cards                             12             11               -           6              15            3
Commercial loans                          9             12             366         248             686           31
Total past due loans                  $ 428           $ 23           $ 702       $ 265         $ 1,050         $ 79

Non-accrual loans                       $ -           $ 11             $ -         $ -             $ -          $ -

Other real estate owned                 $ -          $ 203             $ -       $ 222             $ -        $ 241
                                        ============================== ===========================  ===========================
Total past due & non-accrual
                   loans and ORE      $ 428          $ 237           $ 702       $ 487         $ 1,050        $ 320

Past due & non-accrual loans
 and ORE as a percentage of:

           Total loans                 0.32%          0.18%           0.57%       0.40%           0.90%        0.27%
           Total assets                0.17%          0.09%           0.28%       0.19%           0.43%        0.13%
           Total shareholders' equity  2.49%          1.38%           3.03%       2.10%           4.69%        1.43%


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


CAPITAL PLANNING AND STOCKHOLDERS' EQUITY


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

As of June 30, 1999, total stockholders' equity was $17.2 million. This was down from $23.2 million on December 31, 1998. This decrease was the result of June 1, 1999 reorganization of the Company. The Federal Deposit Insurance Corporation has established risk-based standards for evaluating a bank's capital adequacy. These standards require the Company to maintain a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% must be in the form of core capital (TIER 1 capital). TIER 1 capital includes the Company's stockholders' equity, minus all intangible assets. As of June 30, 1999 the Company had a TIER 1 risk weighted capital
ratio of 12.2%.   As of December 31, 1998 the Company had a TIER 1 risk
weighted capital ratio of 16.5%.

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      The following exhibit is being filed herewith and this shall constitute the Exhibit Index:

      27   Financial Data Schedule


(b)   Reports on Form 8-K

      None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              First Bancorp, Inc.
                                 (Registrant)


 /s/ William G. Moran, Jr.                 /s/ James C. Sarvela
-------------------------------------     -------------------------------------
William G. Moran, Jr.                     James C. Sarvela
President and Chief Executive Officer     Vice President and Chief Financial
                                          Officer