Form 10QSB
period 1999-09-30
FIRST BANCORP INC/
filed 1999-11-12
CIK 1077762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quaterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number    333-72049


                              FIRST BANCORP, INC.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                  93-0166346
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

173,843 shares of common stock as of November 1, 1999

Transitional Small Business disclosure format (check one):

Yes [ ]    No[X ]

                              FIRST BANCORP, INC.

                                  FORM 10-QSB

                              SEPTEMBER 30, 1999

                                     INDEX



PART I - FINANCIAL INFORMATION                                PAGE REFERENCE

Item 1: Financial Statements

     Consolidated  Balance Sheets of First  Bancorp,  Inc. -
          September 30, 1999 and December 31, 1998                    3

     Consolidated Statements of Income First Bancorp,  Inc.-
          three months and nine months ended  September  30,
          1999 and September 30, 1998                                 4

     Consolidated  Statements  of Changes  in  Shareholders'
          Equity  of First  Bancorp,  Inc.  - twelve  months
          ended  December  31,  1998 and nine  months  ended
          September 30, 1999                                          5

     Consolidated Statements of Cash Flows of First Bancorp,
          Inc.- nine  months  ended  September  30, 1999 and
          September 30, 1998                                          6

     Notes to consolidated financial statements                       7


Item 2:  Management  Discussion  and  Analysis of  Financial
         Condition and Results of Operations                         10


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                            22

Signatures                                                           23

Consolidated Balance Sheet
First Bancorp, Inc.

                                                 September 30,  December 31,
(in thousands)                                       1999           1998
                                                 -------------  -------------
                                                    (unaudited)
                Assets

Cash and due from banks                              $ 10,597        $ 9,783
Federal funds sold                                      1,627          9,391
Investment securities available for sale              108,990        103,858
Loans                                                 131,865        123,122
    Less:  Allowance for loan losses                   (1,572)        (1,421)
                                                 -------------  -------------

                Net Loans                             130,293        121,701

Premises and equipment                                  5,816          5,797
Other assets                                            4,504          4,265

                                                 =============  =============
               Total Assets                         $ 261,827        254,795
                                                 =============  =============

 Liabilities and Stockholders' Equity

Liabilities:
  Deposits
     Demand                                          $ 76,748       $ 68,133
     Savings                                           52,453         48,847
     Time deposits of $100,000 or more                 58,972         60,814
     Other time deposits                               52,444         51,734
                                                 -------------  -------------

               Total Deposits                         240,617        229,528

Note payable to Seafirst                                3,000              -
Other liabilities                                       1,263          2,074
                                                 -------------  -------------

               Total Liabilities                      244,880        231,602
                                                 -------------  -------------

Stockholders' Equity:
 Common stock of $5 par value. Authorized
    1,000,000 shares; issued and outstanding
    175,312 in 1999 and 214,040 in 1998                   876          1,070
  Surplus                                               5,254          6,415
  Undivided profits                                    11,885         16,053
   Accumulated other comprehensive income - net
      unrealized gain (loss) on available
      for sale sec.                                      (811)           184
  Treasury stock, at cost (5,765 shares in 1998
       and 1,469 shares in 1999                          (257)          (529)
                                                 -------------  -------------
       Total Stockholders' Equity                      16,947         23,193

Commitments and contingencies
                                                 =============  =============
       Total Liabilities and Stockholders'
           Equity                                   $ 261,827      $ 254,795
                                                 =============  =============

-------------------

See accompanying notes to consolidated financial statements.

                        Consolidated Income Statement
                             First Bancorp, Inc.


                                                             Three Months Ended                     Nine Months Ended
                                                                September 30,                          September 30,
                                                       -----------------------------        ------------------------------
(in thousands except per share - unaudited)                1999              1998                1999              1998
                                                       -----------       -----------        ------------       -----------
Interest Income:
  Interest and fees on loans                              $ 3,265           $ 3,138             $ 9,571           $ 9,228
  Interest on federal funds sold                              102               197                 162               299
  Interest-bearing deposits at other banks                      9                18                  39                54
  Interest on securities available for sale                 1,453             1,533               4,245             4,764
                                                       -----------       -----------        ------------       -----------
                Total interest income                       4,829             4,886              14,017            14,345
                                                       -----------       -----------        ------------       -----------

Interest Expense:
  Interest on deposits:
       Time deposits of $100,000 or more                      760               809               2,008             2,407
       Other deposits                                       1,305             1,380               3,847             3,927
  Interest on federal funds purchased                           1                 -                  19                13
  Other interest                                               40                 -                  82                37
                                                       -----------       -----------        ------------       -----------
                Total interest expense                      2,106             2,189               5,956             6,384
                                                       -----------       -----------        ------------       -----------
                Net interest income                         2,723             2,697               8,061             7,961

Provision for loan losses                                      72                72                 192               204
                                                       -----------       -----------        ------------       -----------
     Net interest income after provision for loan losses    2,651             2,625               7,869             7,757

Noninterest Income:
   Net realized gain on sales of available
          for sale securities                                   -                16                  14                60
   Service charges on deposit accounts                        156               167                 483               503
   Other                                                      395               515               1,203             1,318
                                                       -----------       -----------        ------------       -----------
                Total Noninterest Income                      551               698               1,700             1,881
                                                       -----------       -----------        ------------       -----------
Noninterest Expense:
   Salaries and employee benefits                           1,400             1,375               4,252             4,119
   Occupancy, net                                             389               377               1,272             1,217
   Other operating expenses                                   510               481               1,554             1,467
                                                       -----------       -----------        ------------       -----------
                Total Noninterest Expense                   2,299             2,233               7,078             6,803
                                                       -----------       -----------        ------------       -----------
                Income before income taxes                    903             1,090               2,491             2,835

Provision for income taxes                                   (312)             (387)               (869)             (909)
                                                       -----------       -----------        ------------       -----------
                Net Income                                  $ 591             $ 703             $ 1,622           $ 1,926
                                                       ===========       ===========        ============       ===========

Per share amounts - net income                              $3.39             $3.37               $8.39             $9.24
                                                       ===========       ===========        ============       ===========
Weighted average shares outstanding                       174,333           208,333             193,298           208,523
                                                       ===========       ===========        ============       ===========

-------------------

See accompanying notes to consolidated financial statements.

          Consolidated Statements of Changes in Stockholders' Equity
                             First Bancorp, Inc.


                                                                                               Accum Other
                                              Common                Undivided    Treasury     Comprehensive   Stockholders'
(in thousands - unaudited)                    Stock      Surplus     Profits       Stock          Income         Equity
                                         ---------------------------------------------------------------------------------

Balance at December 31, 1997                 $ 1,070     $ 6,415     $ 14,775      $ (476)        $ (180)      $ 21,604

Net income                                                              2,319                                     2,319
Change in unrealized holding loss
  on available for sale securities,
  net of taxes of $243,447                                                                           364            364

                                                                                                         ---------------
       Total comprehensive income                                                                                 2,683
                                                                                                         ---------------

Cash dividends ($5 per share)                                          (1,042)                                   (1,042)
Purchase of 459 shares of
  treasury stock, at cost                                                             (53)                          (53)
                                         -------------------------------------------------------------------------------
Balance at December 31, 1998                   1,070       6,415       16,052        (529)           184         23,192

Net Income                                                              1,622                                     1,622
Change in unrealized holding loss
  on available for sale securities,
  net of taxes of $562,501                                                                          (995)          (995)
                                                                                                         ---------------
       Total comprehensive income                                                                                   627
                                                                                                         ---------------

Reorganization                                  (194)     (1,161)      (5,092)        529                        (5,918)

Cash dividends ($3.75 per share)                                         (697)                                     (697)
Purchase of 1,469 shares of
  treasury stock, at cost                                                            (257)                         (257)
                                         -------------------------------------------------------------------------------
Balance at September 30, 1999                  $ 876     $ 5,254     $ 11,885      $ (257)        $ (811)      $ 16,947
                                         ===============================================================================


-------------------

See accompanying notes to consolidated financial statements.

                    Consolidated Statements of Cash Flows
                             First Bancorp, Inc.

                                                               Nine Months Ended
                                                         September 30,
(in thousands)                                               1999             1998
                                                        --------------   --------------

Operating Activities
    Net Income                                                $ 1,622          $ 1,926
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
     Provision for loan losses                                    192              204
     Provision for losses on other real estate                     28               27
     Depreciation and amortization                                487              431
    Gain on sale of other real estate                               -               18
    Amortization of investment security premiums                  100              103
    Accretion of investment security discounts                   (117)            (119)
    Net investment securities gains                               (14)             (60)
    Gain from sale of bank premises and equipment                 (13)             (13)
    (Increase) decrease in interest receivable                   (251)              37
    Increase in interest payable                                   89               33
    Increase in deferred taxes                                      -              (46)
    (Increase) decrease in other assets                           (16)             595
    Decrease in other liabilities                                (901)            (599)
                                                        --------------   --------------
Net cash provided by operating activities                       1,206            2,537
                                                        --------------   --------------

Investing activities:
    Proceeds from sale of available for sale securities         7,690           13,923
    Proceeds from maturity of available for sale securities    30,003           64,340
    Purchase of available for sale securities                 (43,789)         (65,156)
    Net increase in loans                                      (8,784)         (12,071)
    Purchase of bank premises and equipment                      (506)            (731)
    Proceeds from the sale of bank premises & equip.               13               13
                                                        --------------   --------------
Net cash used (provided) in investing activities              (15,373)             318
                                                        --------------   --------------

Financing activities:
    Net increase in demand and savings deposits                12,221            3,563
    Net increase (decrease) in time deposits                   (1,132)           5,926
    Net (increase) decrease in federal funds sold               7,764          (11,478)
    Net increase in Federal Home Bank advances                      -           (1,000)
    Net increase in long term debt                              3,000                -
    Reorganization                                             (5,918)
    Purchase of treasury stock                                   (257)             (53)
    Cash dividends paid                                          (697)            (781)
                                                        --------------   --------------
Net proceeds from financing activities:                        14,981           (3,823)
                                                        --------------   --------------

Net increase (decrease) in cash and due from banks                814             (968)

Cash and due from banks at beginning of the quarter             9,783            9,852
                                                        --------------   --------------
Cash and due from banks at end of the quarter                $ 10,597          $ 8,884
                                                        ==============   ==============

Supplemental disclosure of cash flow information:
    Cash paid during the quarter for interest                 $ 5,897          $ 6,384
    Cash paid during the quarter for income taxes               $ 810            $ 877


-------------------

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1)   Summary of Significant Accounting Policies

     The financial statements at September 30, 1999 and 1998, and for the three-month and nine-month periods then ended, included in this report on form 10-QSB are unaudited. These financial statements, however, include all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities as of the date of the balance sheet, and revenue and expenses for the period. Actual results could differ from those estimates. The significant policies and estimates applied in the preparation of these consolidated financial statements are discussed below.


     (a)  Consolidation

          The consolidated financial statements include the accounts of First Bancorp, Inc. and its wholly-owned subsidiary, First Bank, and its wholly-owned subsidiaries, Dock Street Building Corporation and Dock Street Title Agency, Incorporated (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. The Company's primary market area is Southeast Alaska where the majority of its activities have been with Alaska businesses and individuals.


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


FINANCIAL CONDITION

The Company's total assets were $261.8 million at September 30, 1999, an increase of $8.4 million, or 3.3% from $253.4 million at September 30, 1998, and an increase of $7.1 million or, 2.8%, from $254.7 million on June 30, 1999. Cash and deposit balances due from banks was $10.6 million on September 30, 1999 compared to $7.4 million on September 30, 1998, an increase of 43.2%, and compared to $16.1 million on June 30, 1999, an decrease of 34.2%. Earning assets increased $4.2 million, or 1.8% from $236.8 million on September 30, 1998 to $241 million on September 30, 1999, and when compared to June 30, 1999, an increase of $10.8 million, or 4.2% from $230 million. As of September 30, 1999 earning assets were 92.1% of total assets, compared with 93.4% on September 30, 1998 and 90.2% on June 30, 1999. Loans and investment securities available for sale are the primary components of earning assets. On September 30, 1999 gross loans were $131.9 million, an increase of $13 million, or 10.9% from $118.9 million on September 30, 1998, and an decrease of $365,000, or 0.3% from $132.2 million on June 30, 1999. On September 30, 1999 investment securities were $109 million, an increase of $6.6 million, or 6.4%, from $102.4 million on September 30, 1998, and an increase of $11.2 million, or 11.5% from June 30, 1999. On September 30, 1998 net loans were 46.4% of total assets, on June 30, 1999 they were 51.3% and on September 30, 1999 they were 49.7%. On September 30, 1998 investment securities were 40.4% of total assets, on June 30, 1999 they were 38.4% and on September 30, 1999 they were 41.6%.

Total deposits increased $11.5 million, or 5% from $229.1 million on September 30, 1998 to $240.6 million on September 30, 1999, and they increased $9.4 million, or 4% from $231.2 million on June 30, 1999. Deposit comparisons for September 30, 1999, and June 30, 1999, December 31, 1998 and September 30, 1998 are as follows:


                          Comparative Total Deposits
                             First Bancorp, Inc.


                                             September 30,   June 30,   December 31,  September 30,
(in thousands - unaudited)                       1999          1999        1998           1998
                                             ------------------------------------------------------
  Deposits
     Demand                                     $ 76,748     $ 68,865     $ 68,133     $ 71,201
     Savings                                      52,453       46,362       48,847       47,758
     Time deposits of $100,000 or more            58,972       63,643       60,814       56,252
     Other time deposits                          52,444       52,400       51,734       53,950
                                                --------     --------     --------     --------
               Total Deposits                   $240,617     $231,270     $229,528     $229,161


When comparing September 30, 1998 with September 30, 1999, deposits increased across most categories with demand deposits increasing by $5.5 million, or 7.8%, savings deposits increasing $4.7 million, or 9.8%, and time deposits greater that $100,000 (large deposits) increased $2.7 million, or 4.8%. The only declining category was other time deposits, which declined $1.5 million, or 2.8%. This exhibit shows that deposit totals follow a defined seasonal trend, consistent with seasonality of economic activity in southeast Alaska. Deposit totals will be at their highest in the third quarter of the year and run off through the first quarter at which time they begin to build again. At the present time, all of the Company's large deposits come from established customers in our market area. The Company has a strict policy against the use of brokered deposits. A significant portion of large deposits is generally made up of reserve funds of various municipal communities where the Company has branch offices. For the most part, these deposits are priced on the basis of competitive bid and have relatively short maturities. On September 30, 1999 and 1998, time deposits greater than $100,000 represented 22.5% and 22.2% of total assets respectively.


CONSOLIDATED EARNINGS

The Company's net income for the nine months ending September 30, 1999 was $1.62 million or $8.39 per weighted average share. This compares to net income for the nine months ending September 30, 1998 of $1.93 million, or $9.24 per weighted average share. Net income for the three months ending September 30, 1999 was $591,000 or $3.39 per weighted average share as compared to net income for the three months ending September 30, 1998 of $703,000 or $3.37 per share. The decrease in year-to-date net income from the prior year is primarily as result of a $181,000, or 9.6% decline in non-interest income, and a $275,000, or 4% increase in total non-interest expense. The decrease in non-interest income is primarily attributable to a decline in mortgage loan activity and the resulting impact on servicing rights income and income from the Company's title insurance subsidiary. The increase in non-interest expense is largely attributable to increased salaries and employee benefits plus increased operating expenses in our electronic banking department.

NET INTEREST INCOME

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. For the nine months ending September 30, 1999, net interest income before provision for loan losses was $8.1 million, an increase of $100,000 or 1.3%, when compared to $7.9 million for the nine months ending September 30, 1998. For the three month period ending September 30, 1999 net interest income before provision for loan losses was $2.72 million an increase of $30,000, or
 .96% when compared to $2.69 million for the three months ending September 30, 1998. Growth in net interest income has been primarily due to continued growth in loan volume, the highest yielding component of earning assets. At September 30, 1999 gross loans increased 10.9% to $131.9 million from $118.9 million on September 30, 1998, and declined .28% from $132.2 million on June 30, 1999.

For the nine months ending September 30, 1999, net interest margin (net interest income divided by average interest-bearing assets) was adversely affected by the upward trend in interest rates. The Company's balance sheet is liability sensitive, which is when interest rates change, liabilities reprice faster than assets. This means that in a rising rate scenario net interest margin will be adversely affected, as it was during the nine-month period ending September 30, 1999. Net interest margin decreased slightly to 4.61% in the nine months of 1999 from 4.69% in the first nine months of 1998. Average interest-bearing assets grew to $233 million as of September 30 1999, compared with $226.4 million on September 30 1998, an increase of $6.6 million or 2.9%. Average interest-bearing liabilities grew to $201.2 million on September 30, 1999 compared to $194.6 million on September 30, 1998, an increase of $6.6 million or 3.4%. The average yield on interest-bearing assets during the first nine-months decreased to 8.02% in 1999 from 8.44% in 1998, a decrease of 42 basis points or 5%. In comparison, the average cost of interest-bearing liabilities during the first quarter decreased to 3.95% in 1999 from 4.37% in 1998, a decrease of 42 basis points or 9.6%.

                       Analysis of Net Interest Margin
                             First Bancorp, Inc.


                                                   Nine months ended
                                                     September 30,              Increase
                                                 1999            1998          (Decrease)       Change
                                             -----------    -----------       -----------    -----------
(amounts in thousands, except percrntages)

Average interest-bearing assets                 $233,012       $226,487          $  6,525          2.88%
Average interest-bearing liabilities            $201,288       $194,634          $  6,654          3.42%
Average yields earned                              8.02%          8.44%            -0.42%         -4.98%
Average rates paid                                 3.95%          4.37%            -0.42%         -9.61%
Net interest spread (including loan
   placement fees)                                 4.07%          4.07%             0.00%          0.00%
                                             ===========    ===========       ===========    ===========
Net interest income to average
      interest-earning assets                      4.61%           4.69%           -0.08%         -1.71%



NONINTEREST INCOME

Noninterest income decreased $180,000 to $1.7 million, or -9.6% for the nine months ending September 30, 1999, when compared with $1.88 million over the same period in 1998. For the three-month period ending September 30, 1999, noninterest income totaled $551,000, a decrease of $147,000, or -21.6%, over the three-month period ending September 30, 1998 total of $698,000. This difference is primarily due to the interest rate increase which began in early 1999 resulting in modest new mortgage loan activity in 1999 and lower origination fee and servicing rights income, especially when compared to exceptionally strong activity in 1998. In addition, $60,000 in securities gains was taken in the first nine months of 1998, while only $14,000 was taken in 1999.

NONINTEREST EXPENSE

Total noninterest expense increased $275,000, or 4%, to $7.1 million for the nine-month period ending September 30, 1999 when compared to $6.8 million for the same period in 1998. For the three-month period ending September 30, 1999, noninterest expense totaled $2.3 million, an increase of $70,000, or 3%, over the three-month period ending September 30, 1998 total of $2.23 million. Salaries and employee benefits, the largest component of noninterest expense, increased $130,000, or 3.2%, to $4.25 million for the nine months ending September 30, 1999 when compared to $4.12 million for the nine months ending September 30, 1998. For the three months ending September 30, 1999, salaries and employee benefits increased $25,000, or 1.8%, when compared to the three months ending September 30, 1998. Occupancy expenses increased $50,000 to $1.27 million, or 4.1%, for the nine months ending September 30, 1999, compared to $1.22 million for the nine months ending September 30, 1998. This increase is primarily the result of increase equipment and maintenance expenses associated with enhancements to our systems and data processing department.

INCOME TAXES

The provision for income taxes decreased $40,000, or 4.4%, to $869,000 for the period ending September 30, 1999, compared to $909,000 for the period ending September, 30 1998. The effective tax rate for the period ending September 30, 1999 is 35% as compared to 32% for the period ending September 30, 1998.

PROVISION AND ALLOWANCE FOR LOAN LOSS

The provision for loan losses is an accrual charge or expense based on the Company's estimate of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb any losses that may occur in the loan portfolio over time. For the nine month period ending September 30, 1999 the provision for loan losses was $192,000, a decrease of $12,000, or 5.9% over the period ending September 30, 1998 at $204,000. The actual loan loss experience for 1998 and the three months and nine months ending September 30 of 1998 and 1999 are as follows:

                          Loan Losses and Recoveries
                             First Bancorp, Inc.

                                      Three Months Ended            Nine Months Ended
                                        September 30,                 September 30,
                                   ------------------------     -----------------------
                                      1999         1998             1999        1998
                                   ---------     --------         --------    --------
(in thousands)

Loans outstanding at end
     of period                      $131,865     $118,921         $131,865    $118,921

Reserve balance, beginning
     of period                         1,494        1,395            1,421       1,294

Recoveries                                15            2               19           5
Loans charged off                         (9)         (50)             (60)        (84)
Net loans charged off                      6          (48)             (41)        (79)

Provision charged to expense              72           72              192         204

Reserve balance, end of period       $ 1,572      $ 1,419          $ 1,572     $ 1,419

Reserve as a percentage of
     outstanding loans                  1.19%        1.19%            1.19%       1.19%

Minimum objective for reserve as
a percentage of outstanding loans       1.00%                         1.00%

Net loans charged off as a
percentage of outstanding loans         0.00%        0.04%            0.03%       0.07%


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

For the period ending September 30, 1999, management reviewed all of the salient factors in determining the provision for loan loss. Total loans increased from $118.9 million on September 30, 1998 to $131.9 million on September 30, 1999, a 10.9% increase, and the reserve for loan loss increased from $1.42 million to $1.57 million, or 10.6% during that same period. There are a number of reasons management feels that both the reserve and provision are adequate:


1. Reserve for loan loss is currently 1.19% of total loans, 19% above the minimum objective of 1.0%.

2. Charge-offs decreased from $84,000, or .07% of outstanding loans during the nine months ending September 30, 1998 to $60,000, or .03%, for the nine months ending September 30, 1999. Charge off amounts remains relatively minimal and the percentage of net loan losses remains below our peer group average of .18% as of June 30, 1999.

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

As of September 30, 1999 the Company had $19,000 in loans past due over 90 days, $7,000 in nonaccrual status loans, and $194,000 in ORE for nonperforming assets totaling $220,000 which represent .08% of total assets and 1.3% of shareholders' equity. This is a significant improvement over December 31, 1998 totals of $265,000 in loans past due over 90 days, no loans in nonaccrual status, and $222,000 in ORE for nonperforming assets totaling $487,000 which represent 0.19% of total assets and 2.10% of shareholders' equity. It is also an improvement over September 30, 1998 totals of $60,000 in loans past due over 90 days, no loans in nonaccrual status, and $232,000 in ORE for nonperforming assets totaling $292,000 which represent 0.12% of total assets and 1.31% of shareholders' equity.

                       Past Due and Nonperforming Loans
                             First Bancorp, Inc.


(in thousands except for percentages)


                                           September 30, 1999           December 31, 1998           September 30, 1998
                                         ------------------------    ------------------------    ------------------------
Outstanding at end of period:
     Total loans                                $131,865                    $123,122                      $118,921
     Total assets                               $261,827                    $254,795                      $253,435
     Shareholders' equity                       $ 16,947                    $ 23,193                      $ 22,369



                                           September 30, 1999           December 31, 1998           September 30, 1998
                                             Past Due Loans               Past Due Loans              Past Due Loans
                                         ------------------------    ------------------------    ------------------------
                                         30-89 days     90+ days     30-89 days     90+ days     30-89 days     90+ days
                                         ----------    ----------    ----------    ----------    ----------    ----------

Past due and nonperforming loans:

Real estate loans                             $  76       $   -           $ 124       $   -          $ 116        $   -
Consumer loans                                  286           -             212          11             97           12
Credit cards                                     12           7               -           6             10           11
Commercial loans                                 33          12             366         248             72           37
                                         ----------    ----------    ----------    ----------    ----------    ----------
Total past due loans                          $ 407       $  19           $ 702       $ 265          $ 295        $  60
                                         ----------    ----------    ----------    ----------    ----------    ----------

Non-accrual loans                             $   -       $   7           $   -       $   -          $    -          $ -
Other real estate owned                       $   -       $ 194           $   -       $ 222          $    -        $ 232
Total past due & non-accrual
    loans and ORE
                                         ----------    ----------    ----------    ----------    ----------    ----------
                                              $ 407       $ 220           $ 702       $ 487          $  295        $ 292
                                         ==========    ==========    ==========    ==========    ==========    ==========
Past due & non-accrual loans
 and ORE as a percentage of:

     Total loans                              0.31%       0.17%           0.57%       0.40%           0.25%        0.25%
     Total assets                             0.16%       0.08%           0.28%       0.19%           0.12%        0.12%
     Total shareholders' equity               2.40%       1.30%           3.03%       2.10%           1.32%        1.31%


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

As of September 30, 1999, total stockholders' equity was $16.9 million. This was down from $23.2 million on December 31, 1998. This decrease was the result of June 1, 1999 reorganization of the Company. The Federal Reserve has established risk-based standards for evaluating a holding company's capital adequacy. These standards require the Company to maintain a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% must be in the form of core capital (TIER 1 capital). TIER 1 capital includes the Company's stockholders' equity, minus all intangible assets. As of September 30, 1999 the Company had a TIER 1 risk weighted capital ratio of 12.34%. As of December 31, 1998 the Company had a TIER 1 risk weighted capital ratio of 16.5%.

Year 2000 Readiness

     First Bank has two primary objectives driving our Year 2000 compliance efforts:

     (1) Compliance - to satisfy bank examiners using guidelines established by the Federal Finance Institutions Examinations Council (FFIEC) and

     (2) Self-assurance - to meet our responsibility to our customers to make every effort possible to ensure our systems continue to function during the millennium date change and beyond.

First Bank has undergone three on-site Federal Deposit Insurance Corporation audits as well as interim audits by telephone. This has involved nearly all embedded systems, computer software applications, and network systems. These examinations have assisted us in determining our progress toward compliance. During 1999, we put more and more emphasis on the self-assurance portion of the objectives as compliance goals were met.

A Year 2000 Task Force was designated by the Board of Directors consisting of Information Systems Manager E. Michael Youngblood as Chairman and includes senior department managers. Individual task force members focus their attentions on various areas regarding Year 2000 issues. The Systems department conducted an in-depth review of all computer and software currently in use. These systems and applications were cataloged and prioritized with "Mission Critical" systems receiving top priority for compliance testing. A full-time technical position was created to identify, track, monitor, and test (or assist in testing) the various systems. The primary Mission Critical software packages in use by the bank for core processing are Year 2000 compliant, as certified by their vendors. While having this certification is beneficial, the bank was still obligated to test these packages for Year 2000 compliance, and this process was completed. Moreover, these certifications would only at best serve as a basis for a legal claim for damages in the event of software failure at the turn of the year.

We have conducted a review of peripheral equipment, security systems, telephone systems, and building heating and cooling systems for all branch locations. We have paid close attention to the task of internal and external communications, including communicating with and training bank staff as well as customer communications through general publications or response to direct inquiries. Our senior lending officer is coordinating risk assessment of our large commercial borrowers and organized an interview process for each identified borrower.

First Bank's plan to address Year 2000 issues has been to follow the guidelines established by the Federal Financial Institutions Examination Council ("FFIEC"). FFIEC guidelines require the Bank to assess risks and analyze those systems, software and services provided by third-party vendors. The Bank's project plan addresses the five phases FFIEC has identified as critical to Year 2000 readiness. These phases are as follows:

o Awareness - This phase requires us to define the problem and set objectives, as well as establish a task force or committee to develop a strategic response to the problem. We have completed this phase.

o Assessment - In this phase we assess the overall magnitude of the project, including identifying hardware and software that may be affected, evaluating the effects of Y2K on our strategic business plan, and formulating contingency plans. We have completed this phase.

o Renovation - In this phase we perform upgrades to hardware and software that has been identified as critical. We also review our outside vendors for progress on meeting their Y2K compliance obligations. We have completed this phase.

o Validation - This is the testing phase for all systems that have been evaluated and upgraded as necessary to ensure Y2K compliance. This phase has been completed, and we have not discovered any software that is not Y2K compliant.

o Implementation - This is the final phase in which all systems, internal as well as those of outside vendors, are certified as Year 2000 compliant. This phase has been completed and all systems are fully compliant.

As a contingency, First Bank has established lines of credit with the Federal Reserve Bank of San Francisco, the Federal Home Loan Bank of Seattle, and with three commercial banks. First Bank has a contractual arrangement with a disaster recovery provider as an additional backup. This provider has equipment similar to equipment used at the bank. We regularly rotate backup tapes with them, and we have conducted at least one test with them to ensure that this is a satisfactory contingency arrangement. A schedule of additional system backups is being developed for implementation in advance of the date change. Customer communications will be of utmost importance in order to ease concerns our customers may have regarding Year 2000 readiness. The Year 2000 date change will not affect FDIC deposit insurance coverage.

Overall, no significant problems are anticipated in achieving Year 2000 compliance.

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibit is being filed herewith and this shall constitute the Exhibit Index:

     27 Financial Data Schedule


(b)  Reports on Form 8-K

     On July 21, 1999, the Company filed a Form 8-K to report under Item 5, Other Information, the completion of the reorganization for purposes of qualifying as a subchapter S corporation. In connection with, and concurrent with the consummation of, that reorganization, the registrant changed its name from Newco Alaska, Inc. to First Bancorp, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 1999.

                                   First Bancorp, Inc.
                                     (Registrant)


                                   /s/ William G. Moran, Jr.
                                   -------------------------------------------
                                   William G. Moran, Jr.
                                   President and Chief Executive Officer


                                   /s/ James C. Sarvela
                                   -------------------------------------------
                                   James C. Sarvela
                                   Vice President and Chief Financial Officer