Form 10KSB
period 1999-12-31
FIRST BANCORP INC/
filed 2000-03-23
CIK 1077762

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-KSB


(Mark one)

[X] Annual report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number  333-72049



                             FIRST BANCORP, INC.
                             -------------------
                (Name of small business issuer in its charter)

             DELAWARE                                     92-0166346
      -----------------------                        ---------------------
     (State of Incorporation)                            (IRS Employer
                                                    Identification Number)

                               331 Dock Street
                           Ketchikan, Alaska 99901
                   (Address of principal executive offices)

                                (907) 228-4219
                         (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  [ None]

Securities registered under Section 12(g) of the Exchange Act: [ None]

Check  whether  the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year.  [$18,100,659]

State the aggregate  market value of the voting and  non-voting  common equity
held by non-affiliates.   [$14,177,800]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [175,312]

Documents incorporated by reference.  [None]

Transitional Small Business Disclosure Format (check one).      Yes [ ]  No[X]

                              FIRST BANCORP, INC.

                                  FORM 10-KSB

                               DECEMBER 31, 1999

                                     INDEX



PART I                                                  PAGE REFERENCE

Item 1:  Description of Business...............................5

Item 2:  Description of Property...............................7

Item 3:  Legal Proceedings.....................................7

Item 4:  Submission of Matters to Vote of Security
         Holders...............................................7

PART II

Item 5:  Market for Common Equity and Related Stockholder
         Matters...............................................8

Item 6:  Management's Discussion and Analysis .................8

PART II - FINANCIAL INFORMATION

Item 7:  Financial Statements

         Consolidated  Balance Sheets of First Bancorp,
         Inc.  - December  31,  1999 and  December  31,
         1998.................................................18

         Consolidated   Statements   of  Income   First
         Bancorp,    Inc.-    Twelve    months    ended
         December31,   1999,  December  31,  1998  and
         December 31, 1997....................................19

         Consolidated    Statements   of   Changes   in
         Shareholders' Equity of First Bancorp,  Inc. -
         twelve   months   ended   December  31,  1999,
         December    31,   1998   and    December   31,
         1997.................................................20

         Consolidated Statements of Cash Flows of First
         Bancorp, Inc. - Twelve months ended December 31,
         1999,  December  31,  1998  and  December  31,
         1997.................................................21

         Notes      to      consolidated      financial
         statements...........................................22

Item 8:  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure...............37

PART III

Item 9:  Directors, Executive Officers, Promoters and
         Control Persons, Compliance With Section 16(a)
         of the Exchange Act..................................37

Item 10: Executive Compensation...............................39

Item 11: Security Ownership of certain Beneficial Owners
         and Management.......................................40

Item 12: Certain Relationships and Related Transactions.......40

Item 13: Exhibits and Reports on Form 8-K.....................41

Signatures....................................................42

Financial Data Schedule.......................................43

                                    PART I

                              FIRST BANCORP, INC.



Item 1. Description of Business.

General

First Bancorp, Inc. is a single-bank holding company registered under the Bank Holding Company Act of 1956. The administrative office of First Bancorp is located in Ketchikan, Alaska. The Company was organized as a holding company for its principal banking subsidiary, First Bank, a state chartered, FDIC insured commercial bank, through a reorganization completed in 1989. First Bancorp's only operating subsidiary, First Bank, is the fifth largest commercial bank in Alaska, currently operating eight full-service branches in the boroughs of Ketchikan, Sitka, Wrangell, Petersburg, Craig, and Juneau.

First Bancorp offers commercial banking products and services to small and medium size businesses, professionals and retail customers in the bank's market area in southeast Alaska. These products and services include commercial loans, accounts receivable and inventory financing, SBA loans for equipment purchases and leasehold improvements, consumer installment loans, acceptance of deposits, and personal savings and checking accounts. Through third-party vendors, the bank offers credit life/credit health & accident insurance to its loan customers. No commissions or other compensation is paid to any officer for the sale of this insurance. Through a subsidiary, the Bank acts as a title insurance agent.

The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation. At December 31, 1999, First Bank had assets of $258million and deposits of $234million.

Industry

The commercial banking industry continues to undergo increased competition, consolidation and change. Non-insured financial service companies such as mutual funds, brokerage firms, insurance companies, mortgage companies and leasing companies are offering alternative investment opportunities for customers' funds or lending sources for their needs. Banks have been granted extended powers to better compete; including the limited right to sell insurance and securities products, but the percentage of financial transactions handled by commercial banks has dropped steadily. Although the amount of deposits in banks is remaining steady, such deposits represent less than 20% of household financial assets compared to over 35% twenty-five years ago. This trend represents a continuing shift to stocks, bonds, mutual funds and retirement accounts.

Nonetheless, commercial banks are reducing costs by consolidation and exploring alternative ways of providing bank products. Although new community banks continue to be organized, bank mergers substantially outstrip formations. In the last dozen years, the number of commercial banks has dropped from 14,000 to 9,500, and this trend is expected to continue.

To more effectively and efficiently deliver its products, banks are opening in-store branches, installing more ATMs and investing in technology to permit telephone, personal computer and internet banking. While all banks are experiencing the effects of the changing environment, the manner in which banks choose to compete is increasing the gap between larger super-regional banks, committed to becoming national or regional "brand names" providing a broad selection of products at low cost and with advanced technology, and community banks which provide most of the same products but with a commitment to personal service and with local ties to the customers and communities they serve.

Competition

First  Bancorp  is  a  one-bank   holding  company   operating  a  traditional
commercial bank in southeast Alaska. In this regard, the Company's subsidiary bank competes with a full range of modern financial institutions from commercial banks and thrifts to credit unions, brokerage outfits, and insurance companies.

At the present time the competition is fairly stable. The primary commercial banking competition is the National Bank of Alaska, the First National Bank of Anchorage, and Key Bank. National Bank of Alaska recently announced their sale to Wells Fargo Bank, which is to be consummated by year-end 2000. These financial institutions are very strong competitors that price their products rationally and evaluate risk return relationships professionally. These organizations are all significantly larger than First Bancorp. They have extensive operations in other parts of the state, and both Key Bank and Wells Fargo has a strong national presence. These competitors can conduct wide-ranging advertising campaigns and allocate assets to much broader geographic regions. By virtue of their greater capitalization, these banks also have substantially higher lending limits. These organizations are also financially capable of offering a variety of products from trust services to international banking that First Bancorp is not prepared to offer.

In addition to commercial banks, First Bancorp competes with a number of credit unions operating in its market area. In general, these credit unions tend to be smaller than the commercial banks. However, credit unions continue to prosper in southeast Alaska as a result of their favorable cost structure and traditional appeal to a broad section of the population. Nationwide, surveys indicate that credit unions attract a higher percentage of high income, well-educated professional customers than their traditional blue-collar roots would imply. Recent legislation at the national level has liberalized membership rules. As a result, credit union membership is now available to virtually anyone living in southeast Alaska. Credit unions offer many of the same consumer financial products that First Bancorp offers. These include a full range of consumer loan and deposit products.

Alaska Federal Savings Bank is the only savings bank operating in southeast Alaska. It currently operates branches in Juneau, Sitka, Wrangell and Ketchikan. In recent years the laws and regulations affecting Savings Banks have been liberalized. As a result, savings banks currently offer their customers essentially the same products available at a commercial bank.

In addition to the traditional competitive financial institutions, the development of alternative financial products and delivery systems such as internet banking, has disrupted banking's traditional control over the payments system and expanded the level of competition for financial services in southeast Alaska. At the same time, deposit disintermediation is a problem in both the consumer and commercial deposit sectors. Interest rates on demand and time deposits remain at relatively low levels while the bull market for stocks has continued to advance. This has encouraged an outflow of funds from traditional deposit products to alternative investment vehicles such as mutual funds.

Employees

As of December 31, 1999, we had a total of 110 full-time equivalent employees. None of the employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Item 2. Description of Property.

First Bancorp's principal office is located at the main office of First Bank in Ketchikan, Alaska. We conduct business through eight full-service branches located in Ketchikan (2), Craig, Petersburg, Sitka, Wrangell, and Juneau (2). The Totem Branch in Ketchikan, as well as the Petersburg, Wrangell and the Mendenhall Branch in Juneau have drive-up windows. We have nine automated teller machines, of which five are located at branches in Ketchikan (2), Petersburg, and Juneau (2). The bank or the holding company owns all but four branches. We have options to extend existing leases on the leased facilities. The eight branches range in size from approximately 1,000 square feet to slightly more than 15,000 square feet.

Item 3.     Legal Proceedings.

We are, from time to time, a party to various legal actions arising in the normal course of business. We are not currently a party to any pending legal proceeding, which, if determined adversely, would have a material effect on our business or financial position

Item 4.     Submission of Matter to a Vote of Security Holders.

None

                                    PART II

                              FIRST BANCORP, INC.

Item 5. Market for Common Equity and Related Shareholder Matters.

No registered broker/dealer makes a market in First Bancorp common stock and the stock is not listed on any stock exchange. Trading is infrequent and those transactions that have taken place in First Bancorp common stock cannot be characterized as an established public market. Generally First Bancorp common stock is traded by individuals on a personal basis, and prices reported reflect only the transactions known to management. Due to the limited information available, the following data may not accurately reflect the actual market value of First Bancorp common stock.


                                Number of Shares       Common Stock Prices      Cash Dividends
                                                    -------------------------
                   Period      Reported as Traded       High         Low      Declared per Share
--------------------------------------------------------------------------------------------------
Year Ended          1999             2,673                $ 175        $ 115               $ 5.00
Year Ended          1998               822                $ 115        $ 115               $ 5.00
Year Ended          1997             2,496                $ 100         $ 91               $ 5.00

As of December 31, 1999, we had approximately 65 shareholders.

      First Bancorp's Dividend Policy. Our dividend policy is to review the bank's financial performance, capital adequacy, regulatory compliance and cash resources on a quarterly basis, and, if such review is favorable, to declare and pay a cash dividend to stockholders. Although we expect to continue to pay cash dividends, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements of First Bancorp, Inc. (the "Company") and notes thereto presented in Item 7 of this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date one year earlier.

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

The Plan provided that eligible shareholders would receive one share of Newco Alaska, Inc. common stock for each share of First Bancorp, Inc. common stock held of record on the effective date of the merger. All other shareholders would receive $175.00 per share for their First Bancorp common stock. Eligible shareholders could elect to tender their First Bancorp stock for cash instead of Newco Alaska stock, and at the discretion of the Board of Directors of the surviving corporation, those shares would be purchased for cash at the same price.

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

FINANCIAL CONDITION

The Company's total assets were $258.1 million at December 31, 1999, an increase of $3.3 million, or 1.3% from $254.8 million at December 31, 1998.
Cash and deposit balances due from banks was $10.3 million on December 31, 1999 compared to $9.8 million on December 31, 1998, an increase of $493,000 or 5.0%. Earning assets increased $3.3 million, or 1.4% from $235 million on December 31, 1998 to $238.3 million on December 31, 1999. As of December 31, 1999 earning assets were 92.3% of total assets, compared with 92.2% on December 31, 1998. Loans and investment securities available for sale are the primary components of earning assets. On December 31, 1999 gross loans were $134 million, an increase of $10.9 million, or 8.8% from $123.1 million on December 31, 1998. On December 31, 1999 investment securities were $105.9 million, an increase of $2.1 million, or 2%, from $103.8 million on December 31, 1998. On December 31, 1999 net loans were 51.3% of total assets and on December 31, 1998 they were 47.8%. On December 31, 1999 investment securities were 41% of total assets and on December 31, 1998 they were 40.7%.

Total deposits increased $4.5 million, or 2% from $229.5 million on December 31, 1998 to $234 million on December 31, 1999. Deposit comparisons for December 31, 1999 and December 31, 1998 follows:


                                           December 31,   December 31,       Dollar         Percent
(in thousands  - unaudited)                    1999           1998           Change         Change
--------------------------------------------------------------------------------------------------------
Deposits
Demand                                       $ 72,472        $ 68,133        $ 4,339      6.37% 4,339
Savings                                      $ 50,954        $ 48,847        $ 2,107      4.31% 2,107
Time deposits of $100,000 or more            $ 59,963        $ 60,814        $ (851)     -1.40% (851)
Other time deposits                          $ 50,645        $ 51,734       $ (1,089)    -2.10% ,089)
Total Deposits                               $ 234,034      $ 229,528        $ 4,506      1.96% 4,506


When comparing December 31, 1998 with December 31, 1999, demand and savings (the lowest cost component of interest bearing deposits) increased while time deposits (the highest cost component of interest bearing deposits) decreased. Demand deposits increased by $4.3 million, or 6.4%, and savings deposits increased $2.1 million, or 4.3%. However, time deposits greater that $100,000 (large deposits) decreased $851,000, or 1.4%. and other time deposits declined $1.1 million, or 2.1%. At the present time, all of the Company's large deposits come from established customers in our market area. The Company has a strict policy against the use of brokered deposits. A significant portion of large deposits is generally made up of reserve funds of various municipal communities where the Company has branch offices. For the most part, these deposits are priced on the basis of competitive bid and have relatively short maturities. On December 31, 1999 and 1998, time deposits greater than $100,000 represented 23.2% and 23.9% of total assets, respectively.

CONSOLIDATED EARNINGS

The Company's net income for the twelve-months ending December 31, 1999 was $1.86 million or $9.89 per weighted average share. This compares to net income for the twelve- months ending December 31, 1998 of $2.32 million, or $11.12 per weighted average share. The decrease in net income from the prior year is primarily as a result of a $613,000 or 14.6% decline in non-interest income. The decrease in non-interest income is primarily attributable to a decline in mortgage loan activity and the resulting impact on servicing rights income and income from the Company's title insurance subsidiary.

NET INTEREST INCOME

Net interest income is the largest component of earnings, representing the difference between interest and fees generated from earning assets and the interest costs of deposits and other funds needed to support those assets. For the twelve-months ending December 31, 1999, net interest income before provision for loan losses was $9.9 million, an increase of $184,000 or 1.9%, when compared to $9.7 million for the twelve months ending December 31, 1998. Growth in net interest income has been primarily due to continued growth in loan volume, the highest yielding component of earning assets. At December 31, 1999 gross loans had increased 10.9% to $134 million from $123.1 million on December 31, 1998.

For the twelve months ending December 31, 1999, net interest margin (net interest income divided by average interest-bearing assets) increased to 3.66% in 1999 from 3.52% in 1998. Average interest-bearing assets grew to $239.9 million as of December 31, 1999, compared with $236 million on December 31, 1998, an increase of $3.9 million or 1.67%. Average interest-bearing liabilities grew to $210.3 million on December 31, 1999 compared to $202 million on December 31, 1998, an increase of $8.3 million or 4.11%. The average yield on interest-bearing assets during the twelve-month period ending December 31, 1999 decreased to 7.55% in 1999 from 7.74% in 1998, a decrease of 19 basis points or 2.5%. In comparison, the average cost of interest-bearing liabilities during the same period decreased to 3.89% in 1999 from 4.22% in 1998, a decrease of 33 basis points or 7.8%.

Analysis of Net Interest Margin
First Bancorp, Inc.

                                         Twelve months ended
                                             December 31,
                                       ------------------------       Increase
                                         1999           1998         (Decrease)    Change
                                       ---------      ---------       --------    --------
(amounts in thousands, except percentages)

Average interest-bearing assets        $ 239,900      $ 235,956        $ 3,944       1.67%
Average interest-bearing liabilities   $ 210,304      $ 201,999        $ 8,305       4.11%
Average yields earned                      7.55%          7.74%         -0.19%      -2.45%
Average rates paid                         3.89%          4.22%         -0.33%      -7.82%
                                       ---------      ---------        -------     -------
Net interest spread (including loan
   placement fees)                         3.66%          3.52%          0.14%       3.98%
                                       =========      =========        =======     =======
Net interest income to average
      interest-earning assets              4.13%          4.13%          0.00%       0.00%


NONINTEREST INCOME

Noninterest income decreased $613,000 to $3.6 million, or a -14.6% for the twelve months ending December 31, 1999, when compared with $4.2 million over the same period in 1998. This decrease is primarily due to the steady increase in interest rates which began in early 1999 resulting in modest new mortgage loan activity in 1999 and lower origination fee, servicing rights income and title insurance agency revenue, especially when compared to exceptionally strong activity in 1998. In addition, $73,000 in securities gains was taken in 1998 while only $15,000 was taken in 1999.

NONINTEREST EXPENSE

Total noninterest expense increased $141,000, or 1.4%, to $10.1 million for the twelve-month period ending December 31, 1999 when compared to $9.9 million for the same period in 1998. Salaries and employee benefits, the largest component of noninterest expense, increased $185,000, or 3.3%, to $5.74 million for the twelve-month period ending December 31, 1999, when compared to $5.56 million for the twelve-month period ending December 31, 1999. Occupancy expenses decreased $71,000 to $547,000, or -11.5%, for the twelve-month period ending December 31, 1999, compared to $618,000 million for the twelve-month period ending December 31, 1998

INCOME TAXES

The provision for income taxes decreased $104,000, or -7.4%, to $1.3 milling for the period ending December 31, 1999, compared to $1.4 million for the period ending December 31, 1998. The effective tax rate for the period ending December 31, 1999 is 42% as compared to 38% for the period ending December 31, 1998.
PROVISION AND ALLOWANCE FOR LOAN LOSS

The provision for loan losses is an accrual charge or expense based on the Company's estimate of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb any losses that may occur in the loan portfolio over time. For the twelve month period ending December 31, 1999 the provision for loan losses was $240,000, a decrease of $12,000, or -4.76% over the same period ending December 31, 1998 at $252,000. The actual loan loss experience for the twelve-month period ending December 31 of 1998 and 1999 are as follows:


Loan Losses and Recoveries
First Bancorp, Inc.

                                                 Twelve Months Ended
                                                     December 31,
                                              -------------------------
                                                  1999          1998

(in thousands)

Loans outstanding at end period                $ 134,009     $ 123,122
Reserve balance, beginning of period               1,421         1,294
Recoveries                                            22            16
Loans charged off                                    (67)         (141)
Net loans charged off                                (45)         (125)
Provision charged to expense                         240           252
                                               ---------     ---------
Reserve balance, end of period                   $ 1,616     $   1,421
                                               =========     =========

Reserve as a percentage of outstanding loans       1.21%         1.15%

Minimum objective for reserve as
a percentage of outstanding loans                  1.00%

Net loans charged off as a
percentage of outstanding loans                    0.03%         0.10%


The provision for loan losses and the adequacy of the allowance for possible loan losses are periodically reviewed by the Board of Directors and management based upon an assessment of historic credit losses, delinquent and problem loan trends, peer group experience, economic outlook and anticipated growth. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the allowance. Such agencies may require the recognition of additions and reductions to the allowance based on their judgment of information available to them at the time of their examination.

For the twelve-months ending December 31, 1999, management reviewed all of the salient factors in determining the provision for loan loss. Total loans increased from $123.1 million on December 31, 1998 to $134 million on December 31, 1999, an 8.8% increase, and the reserve for loan loss increased from $1.42 million to $1.62 million, or 13.7% during that same period. There are a number of reasons management feels that both the reserve and provision are adequate:

1. Reserve for loan loss is currently 1.21% of total loans, 21% above the minimum objective of 1.0%.

2. Charge-offs decreased from $141,000, or .01% of outstanding loans during the twelve-months ending December 31, 1998 to $67,000, or .004%, for the twelve-months ending December 31, 1999. Charge off amounts remains relatively minimal and the percentage of net loan losses remains below our peer group average of .18% as of June 30, 1999.

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

As of December 31, 1999 the Company had $83,000 in loans past due over 90 days, no loans in nonaccrual status and $185,000 in ORE for nonperforming assets totaling $268,000 which represent .1% of total assets and 1.67% of shareholders' equity. This is a significant improvement over December 31, 1998 totals of $265,000 in loans past due over 90 days, no loans in nonaccrual status, and $222,000 in ORE for nonperforming assets totaling $487,000 which represent 0.19% of total assets and 2.10% of shareholders' equity.


Past Due and Nonperforming Loans
First Bancorp, Inc.

(in thousands except for percentages)

                                             December 31, 1999                  December 31, 1998

Outstanding at end of period:

                        Total loans              $134,009                           $123,122

                        Total assets             $258,096                           $254,795

                        Shareholders' equity     $16,079                            $23,193



                                                 December 31, 1999            December 31, 1998
                                            ---------------------------    ------------------------
                                                   Past Due Loans               Past Due Loans
                                            ---------------------------    ------------------------
                                               30-89 days      90+ days     30-89 days     90+ days
                                            ---------------  ----------    ------------  ----------
Past due and nonperforming loans:

Real estate loans ........................          $253          $--           $124          $--
Consumer loans ...........................           306            76           212            11
Credit cards .............................            23             7           --              6
Commercial loans .........................           270           --            366           248
                                                    ----          ----          ----          ----
Total past due loans .....................          $852          $ 83          $702          $265
                                                    ====          ====          ====          ====

Non-accrual loans ........................          $--           $--           $--           $--
Other real estate owned ..................          $--           $185          $--           $222
                                                    ----          ----          ----          ----
Total past due & non-accrual loans and ORE          $852          $268          $702          $487
                                                    ====          ====          ====          ====


Past due & non-accrual loans
 and ORE as a percentage of:

              Total loans                               0.64%            0.20%             0.57%          0.40%
              Total assets                              0.33%            0.10%             0.28%          0.19%
              Total shareholders' equity                5.30%            1.67%             3.03%          2.10%

YEAR 2000 ASSESSMENT

First Bank experienced no problems whatsoever at the millennium date change. Additionally we have not experienced any problems associated with Year 200 issues subsequent to January 1, 2000. In preparation for Year 2000 readiness First Bank tracked hard costs associated with the effort, but not all soft costs. Management's best estimate is that approximately $100,000 in expenses were incurred with the Year 2000 readiness program.

Management is aware of the guidelines established by the Federal Financial Institutions Examination Council ("FFIEC") and the importance of monitoring our computer systems on their future defined potential problem dates. We will continue to comply with the FFIEC guidelines.

PROSPECTIVE ACCOUNTING ANNOUNCEMENTS

In June of 1998, the Financial Accounting Standards (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June of 1999 FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". These statements provide standards for accounting for derivative instruments and hedging activities. SFAS No. 133 will be effective in First Bancorp's 2000 financial statements.

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

As of December 31, 1999, total stockholders' equity was $16.1 million. This was down from $23.2 million on December 31, 1998. This decrease was the result of June 1, 1999 reorganization of the Company. The Federal Reserve has established risk-based standards for evaluating a holding company's capital adequacy. These standards require the Company to maintain a minimum ratio of qualifying total capital to risk weighted assets of 8%, of which at least 4% must be in the form of core capital (TIER 1 capital). TIER 1 capital includes the Company's stockholders' equity, minus all intangible assets. As of December 31, 1999 the Company had a TIER 1 risk weighted capital ratio of 12.56%. As of December 31, 1998 the Company had a TIER 1 risk weighted capital ratio of 16.5%.

Item 7.  Financial Statements:



                         Independent Auditors' Report

The Board of Directors
First Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of First Bancorp, Inc. and subsidiary as of December31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year  period  ended  December31,  1999.  These  consolidated  financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Bancorp, Inc. and subsidiary as of December31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December31, 1999 in conformity with generally accepted accounting principles.


January 20, 2000


Anchorage, Alaska                                           KPMG, LLP

                      FIRST BANCORP, INC. AND SUBSIDIARY

                          Consolidated Balance Sheets
                          December 31, 1999 and 1998


                                  Assets                                              1999                    1998
                                                                              ---------------------    --------------------

Cash and due from banks (note 2)                                            $           10,276,639               9,783,427
Federal funds sold                                                                               --               9,391,000
Investment securities available for sale (note 3)                                      102,804,268             100,960,973
Investment in Federal Home Loan Bank stock                                               3,120,100               2,896,900
Loans (note 4)                                                                         134,008,713             123,122,057
     Less allowance for possible loan losses (note 5)                                    1,616,163               1,421,352
                                                                              ---------------------    --------------------
                      Net loans                                                        132,392,550             121,700,705
                                                                              ---------------------    --------------------

Premises and equipment, net (note 6)                                                     5,753,010               5,796,522
Accrued interest receivable                                                              1,993,758               1,756,967
Other assets (note 8)                                                                    1,756,095               2,508,378
                                                                              ---------------------    --------------------
                      Total assets                                          $          258,096,420             254,794,872
                                                                              =====================    ====================

                   Liabilities and Stockholders' Equity

Liabilities:
     Deposits:
        Demand                                                              $           72,472,131              68,133,335
        Savings                                                                         50,953,775              48,846,681
        Time deposits of $100,000 or more (note 7)                                      59,962,542              60,814,472
        Other time deposits                                                             50,645,183              51,733,617
                                                                              ---------------------    --------------------
                      Total deposits                                                   234,033,631             229,528,105

     Accrued interest payable                                                              504,148                 516,779
     Federal funds purchased                                                             3,900,000                       --
     Note payable (note 11)                                                              3,000,000                       --
     Other liabilities                                                                     580,042               1,557,627
                                                                              ---------------------    --------------------
                      Total liabilities                                                242,017,821             231,602,511
                                                                              ---------------------    --------------------

Stockholders' equity:
     Common stock of $5 par value.  Authorized
        1,000,000 shares; issued and outstanding
        175,312 shares in 1999 and  214,040 shares in 1998                                 876,560               1,070,200
     Surplus                                                                             5,254,039               6,414,704
     Undivided profits                                                                  12,127,014              16,051,970
     Accumulated other comprehensive income - net
        unrealized gain (loss) on securities available for sale                         (1,921,939)                184,012
     Treasury stock, at cost (1,469 shares in 1999 and
        5,765 shares in 1998)                                                             (257,075)               (528,525)
                                                                              ---------------------    --------------------
                      Total stockholders' equity                                        16,078,599              23,192,361

Commitments and contingencies (notes 8, 10, 11 and 15)
                                                                              ---------------------    --------------------
                      Total liabilities and stockholders' equity            $          258,096,420             254,794,872
                                                                              =====================    ====================

See accompanying notes to consolidated financial statements.

                              FIRST BANCORP, INC.
                                AND SUBSIDIARY

                       Consolidated Statements of Income

                 Years ended December 31, 1999, 1998 and 1997

                                                                                 1999               1998               1997
                                                                            ----------------   ----------------   ----------------
Interest income:
     Interest on loans                                                         $ 12,039,708       $ 11,383,100       $ 10,284,722
     Interest on federal funds sold                                                 210,752            550,272            478,661
     Interest-bearing deposits in other banks                                        40,179             69,617             68,611
     Interest on securities available for sale:
          Taxable (note 3)                                                        5,712,440          6,146,080          6,510,753
          Exempt from federal income taxes                                           97,580            106,482             66,936
                                                                            ----------------   ----------------   ----------------
                 Total interest income                                         $ 18,100,659       $ 18,255,551       $ 17,409,683

Interest expense:
     Interest on deposits:
          Time deposits of $100,000 or more                                     $ 2,680,135        $ 2,780,460        $ 2,445,427
          Other                                                                   5,309,891          5,689,568          5,612,024
     Interest on federal funds purchased                                             26,628             12,969             40,288
     Other interest                                                                 164,627             36,734            135,926
                                                                            ----------------   ----------------   ----------------
                 Total interest expense                                         $ 8,181,281        $ 8,519,731        $ 8,233,665
                                                                            ----------------   ----------------   ----------------

                 Net interest income                                              9,919,378          9,735,820          9,176,018

Provision for loan losses (note 5)                                                  240,000            252,000            232,000
                                                                            ----------------   ----------------   ----------------
                 Net interest income after provision for loan losses            $ 9,679,378        $ 9,483,820        $ 8,944,018
                                                                            ----------------   ----------------   ----------------

Other operating income:
     Net realized gains on sales of securities available for sale (note 3)         $ 14,661           $ 73,149          $ 225,240
     Service charges on deposit accounts                                            622,680            645,722            637,960
     Loan placement fees                                                          1,369,572          1,704,721          1,181,208
     Other                                                                        1,565,888          1,762,175          1,409,805
                                                                            ----------------   ----------------   ----------------
                 Total other operating income                                   $ 3,572,801        $ 4,185,767        $ 3,454,213
                                                                            ----------------   ----------------   ----------------

Other operating expenses
     Salaries and employee benefits                                             $ 5,743,325        $ 5,558,140        $ 5,174,585
     Occupancy, net                                                                 547,278            618,077            640,190
     Equipment                                                                    1,134,961          1,061,888            960,273
     Federal Deposit Insurance Corporation assessments                               42,611             15,610             25,365
     Other                                                                        2,591,743          2,664,893          2,342,562
                                                                            ----------------   ----------------   ----------------
                 Total other operating expenses                                $ 10,059,918        $ 9,918,608        $ 9,142,975
                                                                            ----------------   ----------------   ----------------

                 Income before income taxes                                       3,192,261          3,750,979          3,255,256

Provision for income taxes (note 8)                                               1,328,270          1,432,235          1,065,956
                                                                            ----------------   ----------------   ----------------
                 Net income                                                     $ 1,863,991        $ 2,318,744        $ 2,189,300
                                                                            ================   ================   ================

Per share amounts - net income                                                       $ 9.89           $ 11.129           $ 10.482
                                                                            ================   ================   ================
Weighted average shares outstanding                                               $ 188,383          $ 208,460          $ 208,980
                                                                            ================   ================   ================


See accompanying notes to consolidated financial statements.

FIRST BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Years ended December 31, 1999, 1998 and 1997


                                                                                                     Accumulated
                                                                                                        Other
                                           Common                       Undivided      Treasury     Comprehensive
                                            Stock         Surplus        Profits         Stock          Income         Total
                                         -----------    -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1996 .........    $1,058,300      6,316,648     13,630,182       (369,640)      (196,926)    20,438,564

Comprehensive income:
  Net income .........................          --             --        2,189,300           --             --        2,189,300
  Change in unrealized holding loss on
    securities available for sale, net
    of taxes of $11,538 ..............          --             --             --             --           17,309         17,309

       Total comprehensive income ....     2,206,609

Cash dividends ($5 per share) ........          --             --       (1,044,483)          --             --       (1,044,483)
Purchase of 1,125 shares of
  treasury stock, at cost ............          --             --             --         (106,100)          --         (106,100)
Exercise 2,380 shares of stock
  options (note 10) ..................        11,900         98,056           --             --             --          109,956
                                         -----------    -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1997 .........     1,070,200      6,414,704     14,774,999       (475,740)      (179,617)    21,604,546

Comprehensive income:
  Net income .........................          --             --        2,318,744           --             --        2,318,744
  Change in unrealized holding loss on
    securities available for sale, net
    of taxes of $243,447 .............          --             --             --             --          363,629        363,629

       Total comprehensive income ....     2,682,373

Cash dividends ($5 per share) ........          --             --       (1,041,773)          --             --       (1,041,773)
Purchase of 459 shares of treasury
  stock, at cost .....................          --             --             --          (52,785)          --          (52,785)
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                                                                                    -----------
Balance at December 31, 1998 .........     1,070,200      6,414,704     16,051,970       (528,525)       184,012     23,192,361
Comprehensive income:
  Net income .........................          --             --        1,863,991           --             --        1,863,991
  Change in unrealized holding loss on
    securities available for sale, net
    of taxes of $123,701 .............          --             --             --             --       (2,105,951)    (2,105,951)

       Total comprehensive income ....      (241,960)

Cash dividends ($5 per share) ........          --             --         (697,395)          --             --         (697,395)
Reorganization (retired 38,728 shares)      (193,640)    (1,160,665)    (5,091,552)       528,525           --       (5,917,332)
Purchase of 1,469 shares of
  treasury stock, at cost ............          --             --             --         (257,075)          --         (257,075)
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                                                                                                    -----------
Balance at December 31, 1999 .........     $ 876,560      5,254,039     12,127,014       (257,075)    (1,921,939)    16,078,599
                                         ===========    ===========    ===========    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                              FIRST BANCORP, INC.
                                AND SUBSIDIARY

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1999, 1998, and 1997



                                                                      1999           1998            1997
                                                                 ------------    ------------    ------------
Operating activities:
    Net income ...............................................   $  1,863,991       2,318,744       2,189,300
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses ...........................        240,000         252,000         232,000
         Provision for losses on other real estate ...........         37,540          37,542           3,128
         Depreciation and amortization .......................        786,036         752,609         699,611
         Deferred income taxes ...............................        131,820          36,786         (45,886)
         Amortization of investment security premiums ........         97,852         103,822         143,462
         Accretion of investment security discounts ..........        (99,936)       (159,566)       (171,364)
         Net gains on sale of investment securities ..........        (14,661)        (73,149)       (225,240)
         Gain from sale of bank premises and equipment .......        (11,507)        (21,239)           --
         (Increase) decrease in interest receivable ..........       (236,791)        181,844          33,569
         Increase (decrease) in interest payable .............        (12,631)         40,064          (5,506)
         (Increase) decrease in other assets .................        706,624        (671,611)       (305,640)
         Increase (decrease) in other liabilities ............       (977,585)        506,650         378,898
                                                                 ------------    ------------    ------------

            Net cash provided by operating activities ........      2,510,752       3,304,496       2,926,332
                                                                 ------------    ------------    ------------

Investing activities:
    Proceeds from sale of securities available for sale ......     13,968,644      35,011,052      21,993,955
    Proceeds from maturity of securities available for sale ..     37,435,780      67,728,216      57,633,806
    Purchase of securities available for sale ................    (55,683,827)    (91,259,519)    (81,689,001)
    Net increase in loans ....................................     (7,931,844)    (16,317,313)    (15,988,430)
    Purchase of bank premises and equipment ..................       (707,717)       (816,481)       (639,234)
    Proceeds from sale of bank premises and equipment ........        (23,300)        (24,000)           --
                                                                 ------------    ------------    ------------

            Net cash used in investing activities ............    (12,942,264)     (5,678,045)    (18,688,904)
                                                                 ------------    ------------    ------------

Financing activities:
    Net increase in demand deposit and savings accounts ......      6,445,890       1,583,497       4,127,941
    Net increase (decrease) in time deposits .................     (1,940,364)      8,272,460       7,639,208
    Net (increase) decrease in federal funds sold ............     13,291,000      (5,456,000)      6,742,000
    Net decrease in Federal Home Loan Bank advances ..........           --        (1,000,000)     (1,000,000)
    Net (increase) decrease in treasury stock ................       (257,075)        (52,785)       (106,100)
    Proceeds from sale of stock options ......................           --              --           109,956
    Reorganization ...........................................     (5,917,332)           --              --
    Cash dividends paid ......................................       (697,395)     (1,041,773)     (1,044,483)
                                                                 ------------    ------------    ------------

            Net cash provided by financing activities ........     10,924,724       2,305,399      16,468,522
                                                                 ------------    ------------    ------------

            Net increase (decrease) in cash and due from banks        493,212         (68,150)        705,950

Cash and due from banks at beginning of year .................      9,783,427       9,851,577       9,145,627
                                                                 ------------    ------------    ------------

Cash and due from banks at end of year .......................   $ 10,276,639       9,783,427       9,851,577
                                                                 ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest ...................   $  8,193,912       8,479,667       8,239,171
                                                                 ============    ============    ============

    Cash paid during the year for income taxes ...............   $  1,329,333       1,267,000         909,500
                                                                 ============    ============    ============


See accompanying notes to consolidated financial statements.

                         FIRST BANCORP AND SUBSIDIARY

                  Notes to Consolidated Financial Statements

                          December 31, 1999 and 1998

(1)   Summary of Significant Accounting Policies

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

The Company's primary market area is Southeast Alaska where the majority of its activities has been with Alaska businesses and individuals.

The Bank has identified only one reportable segment in accordance with Statement of Financial Accounting Standard (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.

On March 15, 1999, First Bancorp entered into an Agreement and Plan of Reorganization (the "Plan") for the purpose of becoming an S corporation for income tax purposes. The Plan provided for the merger of First Bancorp with and into Newco Alaska, Inc., a newly formed Delaware corporation organized at the direction of First Bancorp solely to effect the Plan. Newco Alaska, prior to the merger, had no material operations or assets, and had elected to become an S corporation effective on January 1, 2000. The merger of First Bancorp into Newco Alaska was completed on June 1, 1999, with Newco Alaska being the surviving corporation under the name "First Bancorp, Inc."

The Plan provided that eligible shareholders would receive one share of Newco Alaska, Inc. common stock for each share of First Bancorp, Inc. common stock held of record on the effective date of the merger. All other shareholders would receive $175 per share for their First Bancorp common stock. Eligible shareholders could elect to tender their First Bancorp stock for cash instead of Newco Alaska stock, and at the discretion of the Board of Directors of the surviving corporation, those shares would be purchased for cash at the same price.

Upon consummation of the merger, the company purchased and retired 32,963 shares held by 127 shareholders at a cost of $5,768,525. The Company also retired 5,765 shares of treasury stock with a cost of $528,525. Costs of reorganization of $148,807 were charged to undivided profits.

The $5,768,525 stock repurchase was funded in part from a long-term loan from Seafirst Bank (see note 11).

      (a)   Consolidation

      The consolidated financial statements include the accounts of First Bancorp, Inc. and its wholly-owned subsidiary, First Bank, and its wholly-owned subsidiaries, Dock Street Building Corporation and Dock Street Title Agency, Incorporated (Company). All significant intercompany accounts and transactions have been eliminated.

      (b)   Reclassifications

      Certain prior year balances have been changed to conform to the present year presentation.

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

      (i)   Income Taxes

      Through December 31, 1999, income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that includes the enactment date.

      In 1999, the Company elected, effective January 1, 2000, to report earnings under Subchapter S of the Internal Revenue Code, whereby such earnings are reported by the individual stockholders. Accordingly, deferred income tax assets and liabilities were eliminated and charged to income tax expense in 1999. The Company may be required to pay taxes on certain built-in gains realized in the future years relating to assets acquired prior to election of Subchapter S status. Taxes on these gains would be realized only if the Company were to dispose of the assets within the next ten years after electing Subchapter S status and then only to the extent of the lesser of the built-in gains tax associated with the disposal or the Company's current year corporate tax liability.

      (j)   Net Income Per Share

      Per share amounts are calculated based on the weighted average number of shares and common share equivalents outstanding during each year. Outstanding stock options are common stock equivalents and therefore are included in the calculation of the weighted average number of shares outstanding, if dilutive.

      (k)   Comprehensive Income

      The Company applies Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(2)   Cash and Due from Banks

The Company is required to maintain a $200,000 minimum average daily balance with the Federal Reserve Bank (FRB) for purposes of settling financial transactions and charges for FRB services. The Company is also required to maintain sufficient cash balances or deposits with the FRB to meet its statutory reserve requirements. The reserve requirement for the two-week maintenance period, which included December31, 1999 was satisfied by cash on hand in the Company's vault and on deposit with the FRB.

(3)   Investment Securities

The following is a comparative summary of investment securities available for sale at December 31:

                                                             Gross           Gross
                                            Amortized     unrealized       unrealized        Market
                                               cost          gains           losses           value
                                           ------------   ------------    ------------    ------------
1999:
    U.S. Government and federal agencies   $ 64,488,627          8,264        (503,307)     63,993,584
    States and political subdivisions ..         50,000          4,707         (13,426)         41,281
    Corporate securities ...............      4,065,384         27,139         (34,215)      4,058,308
    Mortgage-backed securities .........     36,112,189         34,241      (1,537,451)     34,608,979
    Federal National Mortgage
       Association stock ...............         10,007         92,109            --           102,116
                                           ------------   ------------    ------------    ------------
                                           $104,726,207        166,460      (2,088,399)    102,804,268
                                           ============   ============    ============    ============

1998:
    U.S. Government and federal agencies   $ 54,763,462        438,739         (24,211)     55,177,990
    States and political subdivisions ..      1,707,699         85,846            --         1,793,545
    Corporate securities ...............      8,963,078         80,739            (338)      9,043,479
    Mortgage-backed securities .........     33,796,314        110,906        (496,797)     33,410,423
    Other debt securities ..............      1,414,450          1,973            --         1,416,423
    Federal National Mortgage
       Association stock ...............          8,257        110,856            --           119,113
                                           ------------   ------------    ------------    ------------
                                           $100,653,260        829,059        (521,346)    100,960,973
                                           ============   ============    ============    ============


The amortized cost and market value of available for sale debt securities at December31, 1999, are distributed by contractual maturity as shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   Securities             Within       One to        Five to      Due after     Amortized       Market
available for sale       one year    five years     ten years     ten years        cost         value
                       -----------   -----------   -----------   -----------   -----------   -----------
U.S. Government and
   federal agencies    $19,994,664    36,666,222     3,420,869     4,406,872    64,488,627    63,993,584
State and political
   subdivisions ....        50,000          --            --            --          50,000        41,281
Corporate securities     1,046,563     3,018,821          --            --       4,065,384     4,058,308
Mortgage-backed
   securities ......          --       6,778,023     3,315,419    26,018,747    36,112,189    34,608,979
                       -----------   -----------   -----------   -----------   -----------   -----------
                       $21,091,227    46,463,066     6,736,288    30,425,619   104,716,200   102,702,152
                       ===========   ===========   ===========   ===========   ===========   ===========

Proceeds from sales of available for sale securities during 1999, 1998 and 1997 were $13,968,644, $35,011,052 and $21,993,955, respectively. Gross gains of $15,483, $94,602 and $241,917 and gross losses of $822, $21,453 and $16,677 were realized on those sales for the years ended December31, 1999, 1998 and 1997, respectively.

Market value of investment securities of approximately $52,682,029 and $45,753,000 are pledged to secure public deposits at December31, 1999 and 1998, respectively.

A summary of taxable interest on securities available for sale for the year ended December31 follows:

                                    1999         1998         1997
                                 ----------   ----------   ----------

U.S. Treasury securities .....   $2,127,514    1,534,168    1,288,127
Obligations of U.S. Government
     agencies and corporations    2,908,923    3,943,459    4,674,469
Other ........................      676,003      668,453      548,157
                                 ----------   ----------   ----------
                                 $5,712,440    6,146,080    6,510,753
                                 ==========   ==========   ==========

(4)   Loans

The Company's primary market area is Southeast Alaska, where the majority of its lending is with Alaska businesses and individuals. Approximately 66% of the Company's loans at December 31, 1999, are for general commercial uses, including timber, tourism, retail and small businesses. Substantially all of these loans are collateralized and repayment is expected from the borrowers' cash flow or, secondarily, the collateral. The Company's exposure to credit loss, if any, is the outstanding amount of the loan if the collateral is proved to be of no value.

The carrying amount of the loan portfolio is as follows at December 31:

                                                 1999           1998
                                         ------------   ------------

Mortgage .............................   $  7,263,721      8,653,771
Commercial ...........................     89,470,851     82,214,463
Consumer .............................     37,961,586     32,906,260
                                         ------------   ------------
                                          134,696,158    123,774,494

Less unamortized loan origination fees        687,445        652,437
                                         ------------   ------------
                                         $134,008,713    123,122,057
                                         ============   ============


The following table sets forth the maturity distribution and sensitivity to changes in interest rates of the Company's loan portfolio at December 31, 1999.

                        Within         One to         After
                       one year      five years     five years        Total
                      -----------    -----------    -----------    -----------

Mortgage .........    $     2,495        152,590      7,108,636      7,263,721
Commercial .......     17,274,685     40,850,826     31,349,735     89,475,246
Consumer .........      8,029,089     28,575,673      1,352,429     37,957,191
                      -----------    -----------    -----------    -----------
                      $25,306,269     69,579,089     39,810,800    134,696,158
                      ===========    ===========    ===========    ===========

The Company has and will continue to have banking transactions with its directors, officers, principal shareholders and its associates in the ordinary course of business. It is Company policy that all such loan transactions be on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others. An analysis of these loan transactions at December 31 follows:

                                                     1999              1998
                                                  ----------        ----------

Balance at beginning of year .............        $2,759,339         2,646,307
Net additions (deletions) ................         2,732,510           113,032
                                                  ----------        ----------
Balance at end of year ...................        $5,491,849         2,759,339
                                                  ==========        ==========

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $106,976,112, $100,712,256 and $86,690,480 at
December 31, 1999, 1998 and 1997 respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $552,000 and $461,000 at December 31, 1999 and 1998, respectively.

Mortgage servicing rights of $229,295, $379,422 and $153,286 were capitalized during 1999, 1998, and 1997, respectively. The carrying value of unamortized mortgage servicing rights of $730,692 and $576,021 approximates its fair value as of December 31, 1999 and 1998, respectively. Amortization of mortgage servicing rights was $74,624, $80,682 and $19,029 in 1999, 1998 and 1997, respectively.

(5)   Allowance for Loan Losses

A summary of the allowance for loan losses as of December31 follows:

                                     1999           1998           1997
                                 -----------    -----------    -----------

Balance at beginning of year .   $ 1,421,352      1,293,512      1,103,414
Recoveries on loans previously
     charged off .............        22,154         16,225         49,524
Provision charged to expense .       240,000        252,000        232,000
Loans charged off ............       (67,343)      (140,385)       (91,426)
                                 -----------    -----------    -----------
Balance at end of year .......   $ 1,616,163      1,421,352      1,293,512
                                 ===========    ===========    ===========


The amount of any impaired loans is insignificant at December 31, 1999 and 1998. The Company had no loans on nonaccrual status at December 31, 1999 and 1998.

(6)   Premises and Equipment

A summary of premises and equipment at December 31 follows:

                                                   1999               1998
                                               -----------        -----------

Company premises .......................       $ 4,681,300          4,659,484
Equipment ..............................         4,918,063          4,869,636
                                               -----------        -----------
                                                 9,599,363          9,529,120
Less accumulated depreciation ..........        (5,921,141)        (5,357,475)
                                               -----------        -----------
                                                 3,678,222          4,171,645

Construction work in process ...........           532,705             82,794
Land ...................................         1,542,083          1,542,083
                                               -----------        -----------
     Total fixed assets ................       $ 5,753,010          5,796,522
                                               ===========        ===========

(7)   Deposits

Time deposits in amounts of $100,000 or more and their remaining maturities at December31 are as follows:

                                                     1999              1998
                                                 -----------       -----------

Three months or less .....................       $30,222,217        27,611,027
Three through twelve months ..............        25,132,136        28,056,872
Over twelve months .......................         4,608,189         5,146,573
                                                 -----------       -----------

                                                 $59,962,542        60,814,472
                                                 ===========       ===========

Income Taxes

In 1999, the Company elected, effective January 1, 2000, to report earnings under Subchapter S of the Internal Revenue Code, whereby such earnings are reported by the individual stockholders. Accordingly, deferred income tax assets and liabilities were eliminated and charged to income tax expense in 1999. The Company will be required to pay taxes on certain built-in gains realized in the future years relating to assets acquired prior to election of Subchapter S status. Taxes on these gains would be realized only if the Company were to dispose of the assets within the next ten years after electing Subchapter S status and then only to the extent of the lesser of the built-in gains tax associated with the disposal or the Company's current year corporate tax liability.

Components of regular income tax expense (benefit) are as follows:

                                           Current      Deferred         Total
                                        -----------    -----------    -----------
1999:
     Federal ........................   $ 1,004,084        (19,293)       984,791
     State ..........................       192,366         (5,861)       186,505
                                        -----------    -----------    -----------
             Regular ................     1,196,450        (25,154)     1,171,296

     Elimination of deferred taxes
         as a result of Sub Chapter S
         conversion .................          --          156,974        156,974
                                        -----------    -----------    -----------
                                        $ 1,196,450        131,820      1,328,270
                                        ===========    ===========    ===========
1998:
     Federal ........................   $ 1,129,357         33,536      1,162,893
     State ..........................       266,092          3,250        269,342
                                        -----------    -----------    -----------
                                        $ 1,395,449         36,786      1,432,235
                                        ===========    ===========    ===========
1997:
     Federal ........................   $ 1,010,936        (44,073)       966,863
     State ..........................       100,906         (1,813)        99,093
                                        -----------    -----------    -----------
                                        $ 1,111,842        (45,886)     1,065,956
                                        ===========    ===========    ===========

The actual tax expense for 1999, 1998 and 1997 differs from the "expected" tax expense for those years (computed by applying the U.S. Federal statutory tax rate of 34% to earnings before income taxes) as follows:

                                        1999           1998           1997
                                    -----------    -----------    -----------

Computed "expected" income taxes    $ 1,085,369      1,275,333      1,106,787
State income taxes ..............       123,093        177,767         65,401
Tax-exempt interest .............       (52,091)       (69,838)       (49,834)
Other ...........................        14,925         48,973        (56,398)
                                    -----------    -----------    -----------
         Regular tax ............     1,171,296      1,432,235      1,065,956

Elimination of deferred taxes
     as a result of Sub Chapter S
     conversion .................       156,974           --             --
                                    -----------    -----------    -----------
                                    $ 1,328,270      1,432,235      1,065,956
                                    ===========    ===========    ===========

The Company will be subject to a corporate-level tax on the net unrealized built-in gain at the date of conversion that is realized during the ten-year period after conversion. The net unrealized built-in gain is the excess of the fair value of the S corporation's assets at the effective date of the S corporation election over the aggregate adjusted tax bases of those assets at that date. The taxable built-in gain is that portion of a gain on the disposition of an asset during the ten-year period subsequent to the conversion that is attributable to a difference between the fair value and the tax basis of the asset at the date of conversion. During the ten-year period after conversion, tax is computed by applying the applicable corporate tax rate for the year. The company has performed an analysis of its potential built-in gain tax liability and after considering its current tax planning strategies to reduce those gains has estimated their liability to be zero.

The Company has approximately $1,700,000 of built-in gains attributable to the Federal Home Loan Bank (FHLB) stock dividends they have received. The Company has the ability and anticipates holding the stock beyond the ten-year holding period. However, the FHLB has notified the Company that they may redeem a portion of the Company's outstanding stock, which would trigger a built-in gains tax liability. The Company is unable to estimate the amount, if any that may be redeemed and therefore has not recorded a liability. Management believes that the ultimate outcome of this uncertainty will not have a material affect on the Company's financial position but may on future results of operations.

The components of and changes in the net deferred tax asset (liability) are as follows:

                                                                                         Balance
                                                                                         charged
                                              (Deferred                   (Deferred      to 1999
                               December 31,    expense)    December 31,    expense)     Income tax
                                   1997        benefit         1998        benefit       expense
                                ----------    ----------    ----------    ----------    ----------
Deferred tax assets:
    Bad debt deduction ......   $  342,122        95,860       437,982       122,781       560,763
    Loan fees ...............      255,883         6,397       262,280        14,073       276,353
    Depreciation ............      168,606        19,292       187,898        26,796       214,694
    Other real estate owned .       19,390        15,092        34,482        15,087        49,569
    Unrealized loss (gain) on
       available sale
       investment securities       119,746      (243,447)     (123,701)      123,701             --
    Other ...................       24,758        14,886        39,644        (9,102)       30,542
                                ----------    ----------    ----------    ----------    ----------
         Total gross deferred
            tax assets ......      930,505       (91,920)      838,585       293,336     1,131,921
                                ----------    ----------    ----------    ----------    ----------
Deferred tax liabilities:
    Federal Home Loan
       Bank stock dividends .     (503,987)      (85,988)     (589,975)      (89,725)     (679,700)
    Accretion on bonds ......      (26,699)       17,768        (8,931)        7,422        (1,509)
    Loan servicing rights ...     (111,467)     (120,093)     (231,560)      (62,178)     (293,738)
                                ----------    ----------    ----------    ----------    ----------
         Total deferred
            tax liabilities .     (642,153)     (188,313)     (830,466)     (144,481)     (974,947)
                                ----------    ----------    ----------    ----------    ----------

Valuation allowance .........           --            --            --            --            --
                                ----------    ----------    ----------    ----------    ----------
         Net deferred
            tax asset .......   $  288,352      (280,233)        8,119       148,855       156,974
                                ==========                  ==========                  ==========


Amounts attributed to gain (loss)
    on available for sale investment
    securities and recorded as a
    reduction to unrealized
    holding gain or loss                         243,447                    (123,701)
                                              ----------                  ----------
                                             $   (36,786)                     25,154
                                              ==========                  ==========


A valuation allowance on a deferred tax asset is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company had available tax planning strategies, anticipated future taxable income and historically had had taxable income; accordingly, a valuation allowance was not established. In 1998, the net deferred tax asset was included in other assets.

(9)   Comprehensive Income

At December 31, 1999, the related tax effects allocated to each component of other comprehensive income follows:

                                      Before        (expense)      Net of
                                     tax amount      benefit     tax amount
                                     ----------    ----------    ----------
Unrealized holding losses
     on securities available for
     sale arising during 1999 ....  $(2,214,991)     (117,837)   (2,097,154)
Less:  reclassification adjustment
     for net gains realized
     in net income ...............       14,661         5,864         8,797
                                     ----------    ----------    ----------
              Net unrealized gains  $(2,229,652)     (123,701)   (2,105,951)
                                     ==========    ==========    ==========

(10)  Employee Benefit Plans

On January 1, 1992, the Company merged approximately 60% of its profit sharing plan into the existing noncontributory defined contribution 401(k) retirement plan. Contributions made to the 401(k) plan and charged to expense amounted to $75,000, $100,000 and $75,000 in 1999, 1998 and 1997,
respectively.

Concurrently, the Company established an employee stock ownership plan (ESOP) with the remaining 40% of the profit sharing plan's assets. Contributions made to the ESOP and charged to expense amounted to $50,000, $75,000 and $50,000 in 1999, 1998 and 1997, respectively.

Participation in the plans is available to employees who have completed six months of service with the Company.

(11)  Commitments and Contingencies

      (a)   General

      The Company from time to time may be a defendant in legal proceedings related to the conduct of its banking business. In the opinion of management, the Company's financial position and results of operations will not be affected materially by the final outcome of any present legal proceedings.

      (b)   Lease

      The Company is obligated under noncancelable operating leases for premises, some of which have renewal options. Net future minimum rental payments required under the lease are as follows:

      Year ending December 31:                               Amount
      ------------------------                        -------------------

               2000                                $         197,801
               2001                                          159,156
               2002                                          159,156
               2003                                          142,068
               2004                                           97,845
            Thereafter                                        37,000
                                                      -------------------
                                                   $         793,026
                                                      ===================

      Rental expense amounted to $220,358, $198,385 and $196,950 in 1999, 1998 and 1997, respectively.

(c)   Off-Balance Sheet Financial Instruments

      In the ordinary course of business, the Company enters into various types of transactions, which involve financial instruments with off-balance sheet risk. These instruments include commitments to extend credit and standby and commercial letters of credit and are not reflected in the accompanying balance sheets. These transactions may involve, to varying degrees, credit and interest rate risk in excess of the amount, if any, recognized in the balance sheets. The Company applies the same credit standards to these contracts as it uses in its lending process. Management does not anticipate any loss to result from these commitments.

      As of December 31, the Company's off-balance sheet credit risk exposure is the contractual amount of commitments to extend credit and letters of credit, is as follows:

                                                      1999            1998
                                                  -----------      -----------
      Off-balance sheet commitments:
        Commitments to extend credit ........     $15,264,000        8,741,433
        Standby and commercial
          letters of credit .................         200,000          395,120


(d)   Line of Credit

      The Company has a line of credit up to 20% of assets or approximately $52,000,000 at December31, 1999 with the Federal Home Loan Bank (FHLB). There is no outstanding balance on the credit line at December 31, 1999. The Company has pledged its FHLB stock and other assets as collateral on the line of credit.

(e)   Note Payable

      On June 1, 1999, the Company borrowed $3,000,000 from Bank of America at 2.5% above LIBOR, which is adjusted quarterly. The Company will make six annual principal paydowns of $500,000 on June 30 of each year until the loan is paid in full on June 30, 2005.

(12)  Regulatory Matters

The Federal Deposit Insurance Corporation has established risk-based standards for evaluating a bank's capital adequacy. These standards require the Company to maintain minimum ratio of qualifying total capital to risk weighted assets of 8% of which at least 4% must be in the form of core capital (TIER 1). Management believes as of December 31, 1999 and 1998, that the Company meets all capital adequacy requirements. TIER 1 capital includes the Company's stockholders' equity, minus all intangible assets. The Company's actual capital amounts at December 31 are as follows:

                                                          1999           1998
                                                         -------         ------

Total risk-based capital ratio ................           13.73%         17.6%
TIER 1 risk-based capital ratio ...............           12.56%         16.5%
Leverage capital ratio ........................            6.87%          8.8%


(13)  Fair Value of Financial Instruments

The following methods and assumptions were used to estimate fair value disclosures as defined under SFAS No.107, Disclosures About Fair Value of Financial Instruments:

Cash and due from banks and federal funds sold - the carrying amounts reported in the balance sheet represent their fair values.

Investment securities - fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Investments in the Federal Reserve Bank (FRB) and FHLB are recorded at cost, which also represents fair market value.

Loans - for variable-rate loans that reprice frequently, fair values are based on carrying amounts. Fair values of residential mortgages with commitments to sell within 90 days are based on the amounts receivable under the commitments. An estimate of the fair value of the remaining portfolio is based on discounted cash flow analyses applied to pools of similar loans, using weighted average coupon rate, weighted average maturity, and interest rates currently being offered for similar loans. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities - the fair values of demand and savings deposits are equal to the carrying amount at the reporting date. The carrying amount for variable rate time deposits approximate their fair value. Fair values for fixed rate time deposits are estimated using a discounted cash flow calculation that applies currently offered interest rates to a schedule of aggregate expected monthly maturities of time deposits. The carrying amount of accrued interest payable approximates its fair value.

Short-term borrowings - for FHLB advances and Federal funds purchased with maturities less than 90 days, the carrying amount represents their fair value. For FHLB advances and federal funds purchased with maturities longer than 90 days, fair values are estimated using a discounted cash flow calculation using current interest rates for similar borrowings.

Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date.

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value of financial instruments is as follows:

                                                 1999                                  1998
                                           ------------------------------------  -------------------------------------
                                               Carrying             Fair             Carrying              Fair
                                                amount             value              amount              value
                                           -----------------  -----------------  ------------------  -----------------
Financial assets:
    Cash and due from banks              $       10,276,639         10,276,639           9,783,427          9,783,427
    Federal funds sold                                    -                  -           9,391,000          9,391,000
    Investment securities                       102,804,268        102,804,268         100,960,973        100,960,973
    Loans                                       134,696,158        133,901,666         123,744,494        125,101,850
    Accrued interest receivables                  1,993,758          1,993,758           1,756,967          1,756,967

Financial liabilities:
    Deposits                                    234,033,631        234,247,207         229,528,105        229,929,659
    Accrued interest payable                        504,148            504,148             516,779            516,779
    Short-term borrowings                         3,900,000          3,900,000                   -                  -
    Note payable                                  3,000,000          3,000,000                   -                  -

Unrecognized financial instruments:
    Commitments to extend credit                 15,264,000            152,640           8,741,433             87,414
    Standby and commercial letters
      of credit                                     200,000              2,000             395,120              3,951


4)    Quarterly Results of Operations

(in thousands except per share data. Unaudited.)

                                                                          Quarter ended
                                           ----------------------------------------------------------------------------
                 1999                          Dec. 31             Sept. 30            June 30             Mar. 31
                                           -----------------   -----------------   -----------------   ----------------

Total interest income                   $               4,083             4,829               4,599              4,589
Total interest expense                                  2,225             2,106               1,939              1,911
                                           -----------------   -----------------   -----------------   ----------------
           Net interest income                        1,858               2,723               2,660              2,678

Provision for loan losses                                48                  72                  48                 72
Other operating income                                1,873                 551                 563                572
Other operating expense                               2,982               2,299               2,343              2,436
Securities gains                                          -                   -                   -                 14
                                           -----------------   -----------------   -----------------   ----------------
        Income before income taxes                      701                 903                 832                756

Income taxes                                            459                 312                 271                286
                                           -----------------   -----------------   -----------------   ----------------
Net income                              $               242                 591                 561                470
                                           =================   =================   =================   ================
Earnings per share                      $              1.40                3.39                2.84               2.26
                                           =================   =================   =================   ================

                                                                          Quarter ended
                                           ----------------------------------------------------------------------------
                 1998                          Dec. 31             Sept. 30            June 30             Mar. 31
                                           -----------------   -----------------   -----------------   ----------------

Total interest income                   $             3,911               4,886               4,795              4,664
Total interest expense                                2,136               2,189               2,130              2,065
                                           -----------------   -----------------   -----------------   ----------------
        Net interest income                           1,775               2,697               2,665              2,599

Provision for loan losses                                48                  72                  60                 72
Other operating income                                2,292                 682                 598                541
Other operating expense                               3,116               2,233               2,273              2,297
Securities gains                                         13                  16                  44                  -
                                           -----------------   -----------------   -----------------   ----------------
        Income before income taxes                      916               1,090                 974                771

Income taxes                                            523                 387                 247                275
                                           -----------------   -----------------   -----------------   ----------------
Net income                              $               393                 703                 727                496
                                           =================   =================   =================   ================
Earnings per share                      $              1.88                3.37                3.49               2.38
                                           =================   =================   =================   ================


Total interest income of $808,000 in 1999 and $1,071,000 in 1998 has been reclassed to other operating income in fourth quarter to purposely reflect loan placement fees originally included in total interest income during the first three-quarters of each year. Additionally, other operating income of $748,000 in 1999 and $631,000 in 1998 has been released from other operating expense in the fourth quarter to reflect bankcard fees originally included as a reduction of other operating expenses in the first three-quarters of each year.

(15)  Subsequent Event

In January 2000, the Board of Directors approved a dividend of $1.25 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                   PART III

                             FIRST BANCORP, INC.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The following describes certain information about each director and each executive officer of First Bancorp. The business experience of each of the directors and executive officers for the past five years has been as follows:

William G. Moran, Sr., age 81, serves as the Chairman of the Board of Directors. Mr. Moran has been with First Bank for approximately 46 years

William G. Moran, Jr., age 46, serves as a director, and as the President and Chief Executive Officer, a position he has had for over 16 years. Mr. Moran is the son of William G. Moran, Sr. and the brother of Joseph M. Moran, another director.

Joseph M. Moran, age 48, has served as a director of First Bank since 1984. Mr. Moran is an attorney and is president of his law firm, DeLisio Moran Geraghty & Zobel PC in Anchorage, where he has practiced for over 20 years. Mr. Moran is the son of William G. Moran, Sr., Chairman of the Board of Directors and brother of William G. Moran, Jr., President of First Bancorp.

Ernest J. Anderes, age 71, has served as a director of First Bank since 1975 and of First Bancorp since its inception in 1989. Mr. Anderes has been the owner of Anderes Oil, Inc. a petroleum products distributor, for over 25 years.

Michael J. Cessnun, age 44, has been a pilot for Alaska Airlines for 18 years. He has served as a director of First Bancorp since 1994.

Michael J. Elerding, age 47, has served as a director since 1990. Mr. Elerding is the owner of Northern Sales Co. of Alaska, a wholesale food distributor, and currently serves as its president. Prior to joining that company in 1983, Mr. Elerding was employed by First Bank as a branch manager.

Lisa A. Murkowski, age 42, has served as a director since 1990. Ms. Murkowski is an attorney in Anchorage where she has practiced for over 10
years.   Ms   Murkowski   is  an  elected   member  of  the  Alaska  House  of
Representatives.

Kay D.  Sims,  age 60, is a  long-time  resident  of  Ketchikan,  and has been active in the community, both in business and in community service organizations. Ms. Sims is a managing member of Hospitality Unlimited, LLC, the owner and operator of the Best Western Landing Hotel and Annabelle's Famous Keg and Chowder House, in Ketchikan, and the Prospector Hotel in Juneau.

James C.  Sarvela,  age 44,  serves  as Vice  President  and  Chief  Financial
Officer, a position he has had for over 10 years. Mr. Sarvela has more than 20 years of banking experience, most of which is with First Bank.

Jack E. Vaughn, age 52, serves as Vice President and Senior Lending Officer. Mr. Vaughn has over 22 years of banking experience and has been employed by First Bank since 1985 in various positions, including loan officer and branch manager.

E. Michael Youngblood, age 49, serves as Vice President and oversees the Systems Development Department. Mr. Youngblood has been with First Bank for over 20 years.

Item 10.    Executive Compensation.

The following table sets forth the aggregate compensation for services rendered to the Bank in all capacities paid or accrued for the fiscal years ended December 31, 1999, 1998 and 1997 to each person serving as an executive officer of the Bank whose aggregate cash and cash equivalent forms of compensation exceeded $100,000:


                                                                  Annual Compensation
                                              --------------------------------------------------------------   ----------------
                                                                                               Other Annual*    All Other
Name and Principal Position                   Year              Salary         Bonus           Compensation    Compensation
------------------------------------------    ----            ---------      ---------         -------------   ------------
William G. Moran, Jr.                         1999            $ 208,866      $ 110,000             $ 6,120          None
  President of First Bancorp                  1998            $ 198,721      $ 105,000             $ 8,459
  Chief Executive Officer, First Bank         1997            $ 200,214      $ 100,000             $ 5,684

James C. Sarvela                              1999            $ 113,512      $   9,000             $ 3,968          None
  Vice President, Chief Financial Officer     1998            $ 110,643      $   8,000             $ 5,701
                                              1997            $ 107,364      $   7,000             $ 3,949

E. Michael Youngblood                         1999            $ 120,463      $   9,000             $ 4,159          None
  Vice President, Chief Information Officer   1998            $ 117,491      $   8,000             $ 6,153
                                              1997            $ 113,892      $   7,000             $ 4,265

Jack E. Vaughn                                1999            $ 102,789      $   8,500             $ 3,505          None
  Vice President, Senior Lending Officer      1998            $ 100,417      $   7,500             $ 5,278
                                              1997            $  97,025      $   6,500             $ 3,660

*Contributions to 401(k) and ESOP.


Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table set forth certain information concerning the beneficial ownership of the Bank's common stock as of December 31, 1999 by (i) each director; (ii) Executive Officers; and (iii) persons known to management to beneficially own more than five percent (5%) of the outstanding common stock:


            Name and Address of                          Amount and Nature of       Percent of
            Beneficial Owner (1)                         Beneficial Ownership(2)       Class
---------------------------------------------------    ------------------------     -----------

William G. Moran - Director, Chairman of the Board                    20,593 (3)       11.8%

William G. Moran, Jr. - Director, President                           21,902           12.5

Ernest J. Anderes                                                      9,461 (4)        5.4%

Lisa A. Murkowski                                                      8,359 (4)        4.8%

Joseph M. Moran                                                        6,030 (3)        3.4%

Kay D. Sims                                                            5,617            3.2%

Michael J. Cessnun                                                     1,200            0.7%

Michael J. Elerding                                                     223  (4)        0.1%

All Directors and Executive Officers as a Group (8)                   52,792           41.9%


(1) The address of all directors and executive officers of the Bank is 331 Dock Street Ketchikan, Alaska 99901.

(2) Unless otherwise indicated, shares are all held directly with sold voting and investment power.

(3)   Includes shares held jointly with spouse.

(4) Includes shares held in the Employee Stock Ownership Program of which this person serves as a trustee.


Item 12.    Certain Relationships and Related Transactions.

From time to time, some of the directors and officers of the Bank, members of their immediate families, and firms and corporations with which they are associated do business with First Bank. Generally this business involves ordinary banking transactions, such as borrowings and investments in time deposits. All such loans and investments in time deposits have been made in the ordinary course of business, have been made on substantially the same terms, including interest rates paid or charged and collateral required, as those prevailing at the time for comparable transactions with unaffiliated persons. These loans do not involve more than the normal risk of collectibility or have other features that would be disadvantageous to the bank. As of December31, 1999, the aggregate outstanding amount of all loans to officers and directors was approximately $4,594,000 which represented 28.6% of the Bank's consolidated stockholders' equity at that date. All of these loans are currently in good standing and are being paid in accordance with their terms.

Item 13.    Exhibits and Reports on Form 8-K.

(a)   Exhibits

      The following exhibits are being filed herewith or incorporated by reference and this shall constitute the Exhibit Index:

      3.1   Certificate of Incorporation of First Bancorp, Inc. *

      3.2   Bylaws of First Bancorp, Inc. *

      10.1 Lease, dated April 24, 1989, by and between Clifford White et al and First Bank, relating to the Wrangell branch *

      10.2 Lease, dated April 20, 1990, by and between Sealaska Corporation and First Bank, relating to the Downtown (Juneau) branch *

      10.3 Lease, dated July 1, 1998, by and between ADV Properties and First Bank, relating to the Mendenhall mall (Juneau) branch. *

      10.4 Agreement of Lease, dated August 11, 1980, by and between the Sitka Professional Center I and First Bank, relating to the Sitka branch *

      27    Financial Data Schedule



* Incorporated by reference to the registration statement on Form S-4 (file number 333-72049) and declared effective by the Commission on March 26, 1999.



(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly Authorized on March 15, 2000.

                                        First Bancorp, Inc. (Registrant)

                                        /s/ William G. Moran, Jr.       3/10/00
                                        ---------------------------------------
                                        William G. Moran, Jr.           Date


In accordance with the Exchange Act, this report has been signed below by the following Persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        /s/ William G. Moran, Jr.       3/10/00
                                        ---------------------------------------
                                        William G. Moran, Jr.           Date
                                        President and Chief Executive Officer


                                        /s/ James C. Sarvela            3/10/00
                                        ---------------------------------------
                                        James C. Sarvela                Date
                                        Vice President & Chief Financial Officer
                                        (Principal Accounting Officer)


                                   --------------------------------------------
                                   William G. Moran, Chairman           Date
                                        of the Board


                                   --------------------------------------------
                                   Ernest J. Anderes, Director          Date


                                   /s/ Lisa A. Murkowski                3/20/00
                                   --------------------------------------------
                                   Lisa A. Murkowski, Director          Date


                                   /s/ Joseph M. Moran                  3/20/00
                                   --------------------------------------------
                                   Joseph M. Moran, Director            Date


                                   /s/ Kay D. Sims                      3/20/00
                                   --------------------------------------------
                                   Kay D. Sims, Director                Date


                                   /s/ Michael J. Cessnun               3/20/00
                                   --------------------------------------------
                                   Michael J. Cessnun, Director         Date


                                   /s/ Michael J. Elerding              3/20/00
                                   --------------------------------------------
                                   Michael J. Elerding, Director        Date


Supplemental Information to be furnished with reports filed to Section 1(d)of the Exchange Act by non-reporting issuers:

Annual report and proxy material have been sent to security holders concurrent with the filing of this report, and copies have been submitted by mail to the Commission.